Form 10-Q/A
period 1995-03-31
NORTHLAND CABLE PROPERTIES FIVE LTD PARTNERSHIP
filed 1995-08-04
CIK 776730

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                  FORM 10-Q/A

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934
    For the period ended         MARCH 31, 1995
                                 ----------------------------------------------
                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934
    For the transition period from              to
                                   ------------    ------------


Commission File Number:          0-16065
                        --------------------------------------------------------

                 NORTHLAND CABLE PROPERTIES FIVE LIMITED PARTNERSHIP
- --------------------------------------------------------------------------------
                 (Exact Name of Registrant as Specified in Charter)


       Washington                                        91-1302403
- --------------------------------------------------------------------------------
(State of Organization)                    (I.R.S. Employer Identification No.)

1201 Third Avenue, Suite 3600, Seattle, Washington                     98101
- --------------------------------------------------------------------------------
     (Address of Principal Executive Offices)                       (Zip Code)

                                (206)  621-1351
- --------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

                                      N/A
- --------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                             Yes   X       No
                                 -----         -----

This filing contains 11 pages.  Exhibits index appears on page 10.
                     --                                        --

PART 1 - FINANCIAL INFORMATION

ITEM 1. Financial Statements

NORTHLAND CABLE PROPERTIES FIVE LIMITED PARTNERSHIP
CONSOLIDATED BALANCE SHEETS - (Unaudited)
(Prepared by the Managing General Partner)

                                                    March 31,     December 31,
                                                      1995            1994
                                                   -----------    ------------
                                    ASSETS

Cash                                               $   612,479     $ 1,152,286
Accounts receivable                                    222,982         174,822
Prepaid expenses                                       111,253          68,280
Property and equipment, net of accumulated
 depreciation of $10,259,227 and $9,850,804,
 respectively                                        7,570,842       7,645,214
Intangible assets, net of accumulated
 amortization of $903,613 and $885,950,
 respectively                                        6,351,447       6,058,786
                                                   -----------     -----------
Total assets                                       $14,869,003     $15,099,388
                                                   ===========     ===========

                       LIABILITIES AND PARTNERS' EQUITY

Accounts payable and accrued expenses              $   968,972     $   606,604
Due to managing general partner and affiliates          77,864          96,579
Converter deposits                                      15,857          23,105
Subscriber prepayments                                 115,695         169,102
Notes payable                                       17,307,675      17,745,642
                                                   -----------     -----------
          Total liabilities                         18,486,063      18,641,032
                                                   -----------     -----------
Partners' equity:
 General Partners:
  Contributed capital, net                             (54,215)        (53,843)
  Accumulated deficit                                  (83,886)        (83,503)
                                                   -----------     -----------
                                                      (138,101)       (137,346)
                                                   -----------     -----------
 Limited Partners:
  Contributed capital, net                             777,584         814,411
  Accumulated deficit                               (4,256,523)     (4,218,709)
                                                   -----------     -----------
                                                    (3,478,959)     (3,404,298)
                                                   -----------     -----------
          Total partners' equity                    (3,617,060)     (3,541,644)
                                                   -----------     -----------
Total liabilities and partners' equity             $14,889,003     $15,099,388
                                                   ===========     ===========

  The accompanying note to unaudited financial statements is an integral part of these statements.

NORTHLAND CABLE PROPERTIES FIVE LIMITED PARTNERSHIP
CONSOLIDATED STATEMENTS OF OPERATIONS - (Unaudited)
(Prepared by the Managing General Partner)


                                               For the three months ended March 31,
                                               ------------------------------------
                                                  1995                      1994
                                               ----------                ----------
CABLE TELEVISION OPERATIONS:
Service revenues                               $1,790,598                $1,229,053

Expenses:
  Operating                                       154,822                   124,884
  General and administrative (including
    $250,600 and $143,140 to affiliates
    in 1995 and 1994, respectively)               448,667                   323,905
  Programming                                     449,273                   223,382
                                               ----------                ----------
  Income from cable television operations         737,836                   556,882
                                               ----------                ----------

RADIO STATION OPERATIONS:
Broadcast Revenues                                 61,223                    -
Operating expenses                                  3,835                    -
Administrative expenses                            16,381                    -
Programming expenses                               42,616                    -
                                               ----------                ----------
  Loss from radio station operations               (1,609)                   -
                                               ----------                ----------

Depreciation and amortization expense             426,085                   344,415
                                               ----------                ----------

Income from operations                            310,142                   212,467

Other income (expense):
  Interest expense                               (357,742)                 (133,030)
  Interest income                                   2,255                     1,712
  Gain on disposal of assets                       -                          1,500
  Other income                                      7,149                    -
                                               ----------                ----------
                                                 (348,338)                 (129,818)
                                               ----------                ----------

Income (loss) before income taxes                 (38,196)                   82,649
                                               ----------                ----------

Net income (loss)                                ($38,196)                  $82,649
                                               ==========                ==========

Allocation of net income (loss):

  General Partners                                  ($382)                     $826
                                               ==========                ==========

  Limited Partners                               ($37,815)                  $81,823
                                               ==========                ==========

Net income (loss) per limited partnership
  unit: (14,930 units)                                ($3)                       $5
                                               ==========                ==========

Net income (loss) per $1,000 investment               ($5)                      $11
                                               ==========                ==========

 The accompanying note to unaudited financial statements is an integral part of these statements.

NORTHLAND CABLE PROPERTIES FIVE LIMITED PARTNERSHIP
CONSOLIDATED STATEMENTS OF CASH FLOWS - (Unaudited)
(Prepared by the Managing General Partner)

                                                         For the three months
                                                            ended March 31,
                                                       ------------------------
                                                          1995           1994
                                                       ---------      ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                    $  (38,196)    $  82,649
  Adjustments to reconcile net income (loss) to
    cash provided by operating activities:
    Depreciation and amortization                         426,085       344,415
    (Increase) decrease in operating assets:
      Account receivable                                  (48,160)       (4,948)
      Prepaid expenses                                    (42,973)      (15,064)
    Increase (decrease) in operating liabilities:
      Account payable and accrued expenses                362,368        63,639
      Due to managing general partner and affiliates      (18,715)        4,446
      Converter deposits                                   (7,248)         (790)
      Subscriber prepayments                              (53,407)      (54,916)
                                                       ----------     ---------
Net cash from operating activities                        579,754       419,431
                                                       ----------     ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment, net                 (84,050)     (119,347)
  Purchase of radio station                              (450,000)          -
                                                       ----------     ---------
  Net cash used in investing activities                  (534,050)     (119,347)
                                                       ----------     ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Principal payments on borrowings                       (487,967)     (195,516)
  Distributions to partners                               (37,220)      (37,391)
  Loan fees and expenses incurred                         (60,324)       (9,485)
  Repurchase of limited partner interest                      -          (4,000)
                                                       ----------     ---------
  Net cash used in financing activities                  (585,511)     (246,392)
                                                       ----------     ---------
INCREASE (DECREASE) IN CASH                              (539,807)       53,692
CASH, beginning of period                               1,152,286       460,562
                                                       ----------     ---------
CASH, end of period                                    $  612,479     $ 514,254
                                                       ==========     =========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid during the period for interest             $  175,087     $  19,050
                                                       ==========     =========


         The accompanying note to unaudited financial statements is an integral part of these statements.

              NORTHLAND CABLE PROPERTIES FIVE LIMITED PARTNERSHIP

                     NOTE TO UNAUDITED FINANCIAL STATEMENTS


(1) These unaudited financial statements are being filed in conformity with Rule 10-01 of Regulation S-X regarding interim financial statement disclosure and do not contain all of the necessary footnote disclosures required for a fair presentation of the Balance Sheets, Statements of Operations and Statements of Cash Flows in conformity with generally accepted accounting principles. However, in the opinion of management, this data includes all adjustments, consisting only of normal recurring accruals, necessary to present fairly the Partnership's financial position at March 31, 1995 and December 31, 1994, its Statements of Operations for the three months ended March 31, 1995 and 1994, and its Statements of Cash Flows for the three months ended March 31, 1995 and 1994. Results of operations for these periods are not necessarily indicative of results to be expected for the full year.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Cable television revenues totalled $1,790,598 for the three months ended March 31, 1995, representing an increase of approximately 46% over the same period in 1994. Of these revenues, $1,256,971 (70%) was derived from basic service charges, $217,908 (12%) from premium services, $124,593 (7%) from tier services, $48,275 (3%) from installation charges, $44,375 (2%) from service maintenance contracts and $98,476 (6%) from other sources. The increase in revenue is attributable to the acquisition of the Corsicana, TX system, and a significant increase in advertising revenue.

As of March 31, 1995, the Partnership's systems served approximately 20,800 basic subscribers, 7,800 premium subscribers and 9,100 tier subscribers.

Cable television operating expenses totalled $154,822 for the three months ended March 31, 1995, representing an increase of approximately 24% over the same period in 1994. This is mainly due to the acquisition of the Corsicana, TX system.

Cable television general and administrative expenses totalled $448,667 for the three months ended March 31, 1995, representing an increase of approximately 39% over the same period in 1994. This is due to the acquisition of the Corsicana, TX system and increases in revenue based expenses (i.e., franchise fees, management fees, copyright fees) which coincide with revenue increases noted above offset by a decrease in discretionary incentive compensation.

Cable television programming expenses totalled $449,273 for the three months ended March 31, 1995, reflecting an increase of approximately 101% over the same period in 1994. This is mainly due to the additional subscribers in the Corsicana, TX system, higher costs charged by program suppliers and additional salary and benefit costs related to local programming and advertising support.

The radio station operations included revenues of $61,223 derived primarily from advertising sales. Radio operation expenses are primarily comprised of programming and salary and benefit costs.

Depreciation and amortization expense increased approximately 24% as compared to the same period in 1994. This is mainly due to depreciation and amortization on plant, equipment and intangible assets acquired with the purchase of the Corsicana, TX system and the radio station.

Interest expense for the three months ended March 31, 1995 increased approximately 169% as compared to the same period in 1994. The average bank debt outstanding increased from

$9,068,000 during the first quarter of 1994 to $17,289,000 during the first quarter of 1995 due to increased borrowings to finance the acquisition of the Corsicana, TX system and the radio station. In addition, the Partnership's effective interest rate increased from 5.00% in 1994 to 8.30% in 1995.

Liquidity and Capital Resources

The Partnership's primary sources of liquidity are cash flow provided from operations. Based on management's analysis, the Partnership's cash flow from operations is sufficient to cover future operating costs, debt service and planned capital expenditures.

Under the terms of the Partnership's loan agreement, the Partnership has agreed to restrictive covenants which require the maintenance of certain ratios including a maximum ratio of senior debt to annualized operating cash flow of
6.00 to 1 and minimum ratios of annualized operating cash flow to debt service of 1.20 to 1 and annualized operating cash flow to fixed charges of 1.05 to 1. As of March 31, 1995 the Partnership was in compliance with its required financial covenants.

The balance outstanding under the credit facility is $17,178,438. As of the date of this filing, interest rates on the credit facility were as follows:
$7,878,438 fixed at 8.44% under the terms of an amortizing interest rate swap agreement expiring September 30, 1996; and $9,300,000 fixed at 8.18% expiring August 1, 1995. The above rates include a margin paid to the lender based on overall leverage, and may decrease if the Partnership's leverage decreases.


Capital Expenditures

During the first quarter of 1995, the Partnership incurred approximately $33,000 (excluding the radio station acquisition) in capital expenditures including channel additions in the Cedar Creek, TX and Forest City, NC systems, and a line extension in the Forest City, NC system.

Planned capital expenditures for the balance of 1995 include line extensions in the various systems, initial phases of a system upgrade to 330 MHz in the Cedar Creek, TX system, channel additions and the development of local programming in the Corsicana, TX system.

Acquisition

On January 16, 1995, Corsicana Media, Inc., a wholly owned subsidiary, acquired the operating assets of KAN-D Land, Inc. (an AM radio station located in Corsicana, TX) for a total price of $500,000. Of the total purchase price $450,000 was paid at closing and $50,000 will be paid in October 1995 under the terms of an unsecured, subordinated, non-interest bearing, hold-back note. The acquisition was financed through an equity contribution made by the Partnership.

Effects of Regulation

On October 5, 1992, Congress enacted the Cable Television Consumer Protection and Competition Act of 1992 (the "1992 Act"). The 1992 Act substantially reregulated the cable television industry and imposed numerous requirements, including provisions subjecting rates for certain services and equipment to regulation by the applicable local franchising authority and by the Federal Communications Commission ("FCC"), exclusive programming arrangements, the carriage of broadcast signals, customer service standards, leased access channels, customer premises equipment compatibility and various other matters. On April 1, 1993, the FCC announced the adoption of rate regulations which became effective September 1, 1993. Under those initial regulations, rates were evaluated against "competitive benchmarks" and were generally subject to rollbacks if they exceeded the benchmark levels. On February 22, 1994, the FCC substantially revised the rate regulation rules to effect further rate reductions effective May 15, 1994, or later in certain circumstances, based on complex formulas and revised benchmarks.

All of the Partnership's cable systems are potentially subject to rate regulation. The 1992 Act (i) requires the FCC to establish rate standards for basic cable service rates which may be regulated by the applicable local franchising authority, (ii) requires the FCC, upon receipt of a complaint, to review rates for additional tiers of cable service, (iii) regulates rates for mandatorily offered commercial leased access channels and (iv) eliminates the automatic five percent annual increase for basic rates allowed under prior law. Rates for channels offered on a per-channel basis as individual purchase options and pay-per-view events are excluded from rate regulation.

Basic service rates, including the equipment used to receive basic service, may be regulated by a local franchising authority once it has been "certified" by the FCC. When the certification becomes effective, the local franchise authority may request the cable operator to justify its existing rates charged for basic service and related equipment ("request for justification" or "RFJ"). Rates charged in excess of the maximum allowable rates determined under FCC regulations are subject to refund for the period in which the excess rates were charged or one year, whichever is shorter. Additional tiers of service are subject to regulation only upon an appropriately filed complaint to the FCC by any subscriber, franchising authority or other person ("subscriber complaints"). If no subscriber complaints are filed within 45 days of a change in the FCC regulated rates, such rates are not subject to challenge unless and until the cable operator seeks to modify them. Refund liability, if any, generally would be limited to any incremental increase in rates. In late 1994, the FCC revised its rules to permit cable operators to offer New Product Tiers at rates which they elect so long as, among other conditions, other channels that are subject to rate regulation are priced in conformity with applicable regulations and cable operators do not remove programming services from existing service tiers and offer them on the New Product Tier.

On May 5, 1995, the FCC announced the adoption of a simplified set of rate regulation rules that will apply to "small" cable systems, defined as a system serving 15,000 or fewer subscribers, that are owned by "small" companies, defined as a company serving 400,000 or fewer subscribers. Under the FCC's definition, the Partnership is a "small" company and each of the Partnership's cable systems are "small" systems. As of the date of this filing, the FCC has not released the text of its new rules so the Partnership is unable to determine the ultimate effects of the regulatory change. Based on the FCC's public comments, however, the new rules are anticipated to provide a significant degree of relief from rate regulation for the Partnership's systems.

As of the date of this filing, no local franchising authorities have elected to certify, no RFJ's have been received from franchise authorities, and no subscriber complaints have been filed.

Future rate increases under this regulatory environment will be dependent on several factors including the level of inflation as measured by the annual change in the GNP-PI index, increases in "external costs" as defined by the FCC and possible changes to the existing rules regarding rate increases associated with the launch of new services on regulated tiers. Because of the uncertainties associated with these factors the future impact of rate regulation on the Partnership's results of operations cannot be determined at this time. Management feels it is reasonably possible under the price cap mechanism that operating margins will stabilize and perhaps increase in future periods as inflation and external cost increases are allowed to be passed through to subscribers through rate adjustments.

                          PART II - OTHER INFORMATION


ITEM 1 Legal proceedings
       None

ITEM 2 Changes in securities
       None

ITEM 3 Defaults upon senior securities
       None

ITEM 4 Submission of matters to a vote of security holders
       None

ITEM 5 Other information
       None

ITEM 6 Exhibits and Reports on Form 8-K


(a)  Exhibit index
     None

(b) No reports on Form 8-K have been filed during the quarter ended March 31, 1995.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

              NORTHLAND CABLE PROPERTIES FIVE LIMITED PARTNERSHIP

                     BY:  Northland Communications Corporation,
                          Managing General Partner



Dated:       7-31-95        BY:  /s/ RICHARD I. CLARK
       -------------------       -------------------------------
                                 Richard I. Clark
                                 (Vice President/Treasurer)



Dated:       7-31-95        BY:  /s/ GARY S. JONES
       -------------------       -------------------------------
                                 Gary S. Jones
                                 (Vice President/Controller)
                                 (Chief Accounting Officer)