Form 10-Q
period 1995-06-30
NORTHLAND CABLE PROPERTIES FIVE LTD PARTNERSHIP
filed 1995-08-14
CIK 776730

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934
    For the period ended                      JUNE 30, 1995
                         ------------------------------------------------------

                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934
    For the transition period from ____________________ to ____________________

Commission File Number:                         0-16065
                        -------------------------------------------------------

              NORTHLAND CABLE PROPERTIES FIVE LIMITED PARTNERSHIP
-------------------------------------------------------------------------------
               (Exact Name of Registrant as Specified in Charter)

        Washington                                     91-1302403
-------------------------------------------------------------------------------
(State of Organization)                    (I.R.S. Employer Identification No.)

      1201 Third Avenue, Suite 3600, Seattle, Washington               98101
-------------------------------------------------------------------------------
           (Address of Principal Executive Offices)                  (Zip Code)

                                 (206)  621-1351
-------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

                                      N/A
-------------------------------------------------------------------------------
             (Former name, former address and former fiscal year,
                         if changed since last report)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.



                             Yes   X       No
                                  ---      ---

------------------------
This filing contains __ pages.  Exhibits index appears on page __.

PART 1 - FINANCIAL INFORMATION

ITEM 1. Financial Statements

NORTHLAND CABLE PROPERTIES FIVE LIMITED PARTNERSHIP
CONSOLIDATED BALANCE SHEETS - (Unaudited)
(Prepared by the Managing General Partner)

                                                     June 30,       December 31,
                                                       1995            1994
                                                   -----------      -----------
                                    ASSETS

Cash                                               $   706,913      $ 1,152,286
Accounts receivable                                    261,242          174,822
Prepaid expenses                                        87,410           68,280
Property and equipment, net of accumulated
  depreciation of $10,701,310 and $9,850,804,
  respectively                                       7,288,305        7,645,214
Intangible assets, net of accumulated
  amortization of $921,976 and $885,950,
  respectively                                       6,333,672        6,058,786

                                                   -----------      -----------
Total assets                                       $14,677,542      $15,099,388
                                                   ===========      ===========

                       LIABILITIES AND PARTNERS' EQUITY

Accounts payable and accrued expenses              $   855,722      $   606,604
Due to managing general partner and affiliates          74,406           96,579
Converter deposits                                      15,663           23,105
Subscriber prepayments                                 112,908          169,102
Notes payable                                       17,341,337       17,745,642

                                                   -----------      -----------
                Total liabilities                   18,400,036       18,641,032
                                                   -----------      -----------
Partners' equity:
  General Partners:
    Contributed capital, net                           (54,587)         (53,843)
    Accumulated deficit                                (84,567)         (83,503)

                                                   -----------      -----------
                                                      (139,154)        (137,346)
                                                   -----------      -----------
  Limited Partners:
    Contributed capital, net                           740,716          814,411
    Accumulated deficit                             (4,324,056)      (4,218,709)

                                                   -----------      -----------
                                                    (3,583,340)      (3,404,298)
                                                   -----------      -----------

                Total partners' equity              (3,722,494)      (3,541,644)
                                                   -----------      -----------


Total liabilities and partners' equity             $14,677,542      $15,099,388
                                                   ===========      ===========

      The accompanying note to unaudited financial statements is an integral part of these statements.

NORTHLAND CABLE PROPERTIES FIVE LIMITED PARTNERSHIP
CONSOLIDATED STATEMENTS OF OPERATIONS - (Unaudited)
(Prepared by the Managing General Partner)



                                              For the six months ended June 30,
                                              ---------------------------------
                                                 1995                   1994
                                              ----------             ----------
CABLE TELEVISION OPERATIONS:
Service revenues                              $3,677,778             $2,488,347

Expenses:
  Operating                                      333,325                255,221
  General and administrative (including
    $523,354 and $294,722 to affiliates
    in 1995 and 1994, respectively)              915,429                648,983
  Programming                                    923,025                480,766
                                              ----------             ----------
  Income from cable television operations      1,505,999              1,103,377
                                              ----------             ----------

RADIO STATION OPERATIONS:
Broadcast Revenues                               144,274                 -
Operating expenses                                 9,890                 -
Administrative expenses                           36,860                 -
Programming expenses                              89,960                 -
                                              ----------             ----------
  Income from radio station operations             7,564                 -
                                              ----------             ----------

Depreciation and amortization expense            896,983                695,157
                                              ----------             ----------

Income from operations                           616,580                408,220

Other income (expense):
  Interest expense                              (719,670)              (273,267)
  Interest income                                  5,714                  3,889
  Gain (loss) on disposal of assets              (14,795)                 1,500
  Other income                                     7,149                 -
                                              ----------             ----------
                                                (721,602)              (267,878)
                                              ----------             ----------

Income (loss) before income taxes               (105,022)               140,342
                                              ----------             ----------

Income tax expense (benefit)                       1,389                 -
                                              ----------             ----------

Net income (loss)                              ($106,411)              $140,342
                                              ==========             ==========

Allocation of net income (loss):

  General Partners                               ($1,064)                $1,403
                                              ==========             ==========


  Limited Partners                             ($105,347)              $138,939
                                              ==========             ==========


Net income (loss) per limited partnership
  unit:  (14,739 units)                              ($7)                    $9
                                              ==========             ==========


Net income (loss) per $1,000 investment             ($14)                   $19
                                              ==========             ==========


      The accompanying note to unaudited financial statements is an integral part of these statements.

NORTHLAND CABLE PROPERTIES FIVE LIMITED PARTNERSHIP
CONSOLIDATED STATEMENTS OF OPERATIONS - (Unaudited)
(Prepared by the Managing General Partner)




                                              For the three months ended June 30,
                                              -----------------------------------
                                                 1995                     1994
                                              ----------               ----------
Service revenues                              $1,887,180               $1,259,294

Expenses:
  Operating                                      178,503                  130,337
  General and administrative (including
    $262,754 and $147,433 to affiliates
    in 1995 and 1994, respectively)              466,761                  325,078
  Programming                                    473,753                  257,384
                                              ----------               ----------
  Income from cable television operations        768,163                  546,495
                                              ----------               ----------

RADIO STATION OPERATIONS:
Broadcast Revenues                                83,051                   -
Operating expenses                                 6,055                   -
Administrative expenses                           20,480                   -
Programming expenses                              47,344                   -
                                              ----------               ----------
  Income from radio station operations             9,172                        0
                                              ----------               ----------

Depreciation and amortization expense            470,898                  350,742
                                              ----------               ----------

Income from operations                           306,437                  195,753

Other income (expense):
  Interest expense                              (361,927)                (140,237)
  Interest income                                  3,459                    2,177
  Gain (loss) on disposal of assets              (14,795)                  -
  Other income                                  -                          -
                                              ----------               ----------
                                                (373,263)                (138,060)
                                              ----------               ----------

Income (loss) before income taxes                (66,826)                  57,693
                                              ----------               ----------

Income tax expense (benefit)                       1,389                   -
                                              ----------               ----------

Net income (loss)                               ($68,215)                 $57,693
                                              ==========               ==========

Allocation of net income (loss):

  General Partners                                 ($682)                    $577
                                              ==========               ==========


  Limited Partners                              ($67,533)                 $57,116
                                              ==========               ==========


Net income (loss) per limited partnership
  unit:  (14,739 units)                              ($5)                      $4
                                              ==========               ==========


Net income (loss) per $1,000 investment              ($9)                      $8
                                              ==========               ==========


      The accompanying note to unaudited financial statements is an integral part of these statements.

NORTHLAND CABLE PROPERTIES FIVE LIMITED PARTNERSHIP
CONSOLIDATED STATEMENTS OF CASH FLOWS - (Unaudited)
(Prepared by the Managing General Partner)





                                                        For the six months ended June 30,
                                                        ---------------------------------
                                                           1995                    1994
                                                        ---------               ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income (loss)                                      ($106,411)               $140,342
 Adjustments to reconcile net income (loss) to
  cash provided by operating activities:
   Depreciation and amortization                          896,983                 695,157
   Loss on disposal of assets                               6,044
   (Increase) decrease in operating assets:
     Accounts receivable                                  (86,420)                (20,606)
     Prepaid expenses                                     (19,130)                  3,095
   Increase (decrease) in operating liabilities:
     Account payable and accrued expenses                 249,118                 (43,083)
     Due to managing general partner and affiliates       (22,173)                 18,095
     Converter deposits                                    (7,442)                 (1,049)
     Subscriber prepayments                               (56,194)                (51,040)

                                                        ---------                --------
Net cash from operating activities                        854,375                 740,911
                                                        ---------                --------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchase of property and equipment, net                 (260,092)               (313,120)
 Purchase of radio station                               (450,000)                 -
                                                        ---------                --------
Net cash used in investing activities                    (710,092)               (313,120)
                                                        ---------                --------

CASH FLOWS FROM FINANCING ACTIVITIES:

 Principal payments on borrowings                        (454,305)               (502,095)
 Distributions to partners                                (74,439)                (74,702)
 Loan fees and expenses incurred                          (60,912)                (14,708)
 Repurchase of limited partner interest                    -                      (19,000)

                                                        ---------                --------
Net cash used in financing activities                    (589,656)               (610,505)
                                                        ---------                --------

DECREASE IN CASH                                         (445,373)               (182,714)

CASH, beginning of period                               1,152,286                 460,562

                                                        ---------                --------
CASH, end of period                                      $706,913                $277,848
                                                        =========                ========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
   Cash paid during the period for interest              $722,926                $253,138
                                                        =========                ========


      The accompanying note to unaudited financial statements is an integral part of these statements.

              NORTHLAND CABLE PROPERTIES FIVE LIMITED PARTNERSHIP

                     NOTE TO UNAUDITED FINANCIAL STATEMENTS


(1) These unaudited financial statements are being filed in conformity with Rule 10-01 of Regulation S-X regarding interim financial statement disclosure and do not contain all of the necessary footnote disclosures required for a fair presentation of the Balance Sheets, Statements of Operations and Statements of Cash Flows in conformity with generally accepted accounting principles. However, in the opinion of management, this data includes all adjustments, consisting only of normal recurring accruals, necessary to present fairly the Partnership's financial position at June 30, 1995 and December 31, 1994, its Statements of Operations for the six and three months ended June 30, 1995 and 1994, and its Statements of Cash Flows for the six months ended June 30, 1995 and 1994. Results of operations for these periods are not necessarily indicative of results to be expected for the full year.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


Results of Operations

Cable television revenues totalled $1,887,180 for the three months ended June 30, 1995, representing an increase of approximately 50% over the same period in 1994. Of these revenues, $1,309,868 (69%) was derived from basic service charges, $219,712 (12%) from premium services, $154,396 (8%) from tier services, $43,234 (2%) from installation charges, $38,872 (2%) from service maintenance contracts and $121,098 (7%) from other sources. The increase in revenue is attributable to the acquisition of the Corsicana, TX system, and a significant increase in advertising revenue.

As of June 30, 1995, the Partnership's systems served approximately 21,100 basic subscribers, 7,800 premium subscribers and 9,100 tier subscribers.

Cable television operating expenses totalled $178,503 for the three months ended June 30, 1995, representing an increase of approximately 37% over the same period in 1994. This is mainly due to the acquisition of the Corsicana, TX system.

Cable television general and administrative expenses totalled $466,761 for the three months ended June 30, 1995, representing an increase of approximately 44% over the same period in 1994. This is due to the acquisition of the Corsicana, TX system and increases in revenue based expenses (i.e., franchise fees, management fees, copyright fees) which coincide with revenue increases noted above.

Cable television programming expenses totalled $473,753 for the three months ended June 30, 1995, reflecting an increase of approximately 84% over the same period in 1994. This is mainly due to the additional subscribers in the Corsicana, TX system, higher costs charged by program suppliers and additional salary and benefit costs related to local programming and advertising support.

The radio station operations included revenues of $83,051 derived primarily from advertising sales. Radio operation expenses are primarily comprised of programming and salary and benefit costs.

Depreciation and amortization expense increased approximately 34% as compared to the same period in 1994. This is mainly due to depreciation and amortization on plant, equipment and intangible assets acquired with the purchase of the Corsicana, TX system and the radio station.

Interest expense for the three months ended June 30, 1995 increased approximately 158% as compared to the same period in 1994. The average bank debt outstanding increased from

$8,887,000 during the second quarter of 1994 to $17,068,000 during the second quarter of 1995 due to increased borrowings to finance the acquisition of the Corsicana, TX system and radio station. In addition, the Partnership's effective interest rate increased from 5.52% in 1994 to 8.31% in 1995.


Liquidity and Capital Resources

The Partnership's primary sources of liquidity are cash flow provided from operations. Based on management's analysis, the Partnership's cash flow from operations is sufficient to cover future operating costs, debt service and planned capital expenditures.

Under the terms of the Partnership's loan agreement, the Partnership has agreed to restrictive covenants which require the maintenance of certain ratios including a maximum ratio of senior debt to annualized operating cash flow of
5.50 to 1 and minimum ratios of annualized operating cash flow to debt service of 1.20 to 1 and annualized operating cash flow to fixed charges of 1.05 to 1. As of June 30, 1995 the Partnership was in compliance with its required financial covenants.

The balance outstanding under the credit facility is $16,958,125. As of the date of this filing, interest rates on the credit facility were as follows:
$7,584,000 fixed at 8.44% under the terms of an amortizing interest rate swap agreement expiring September 30, 1996; and $9,300,000 fixed at 7.88% expiring September 1, 1995. The balance of $74,125 bears interest at the prime rate plus 7/8% (currently 9.63%). The above rates include a margin paid to the lender based on overall leverage, and may decrease if the Partnership's leverage decreases.


Capital Expenditures

During the second quarter of 1995, the Partnership incurred approximately $176,000 in capital expenditures including channel additions in the Cedar Creek, TX system, purchase of ad insertion equipment for the Cedar Creek, TX and Forest City, NC systems and the initial phase of the development of local programming in the Corsicana, TX system.

Planned capital expenditures for the balance of 1995 include line extensions in the various systems, initial phases of a system upgrade to 330 MHz in the Cedar Creek, TX system, channel additions in the Cedar Creek, TX and Corsicana, TX systems, purchase of a new vehicle and line extensions in the Forest City, NC system and the continued development of local programming in the Corsicana, TX system.


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


ITEM 1 Legal proceedings
          None

ITEM 2 Changes in securities
          None

ITEM 3 Defaults upon senior securities
          None

ITEM 4 Submission of matters to a vote of security holders
          None

ITEM 5 Other information
          None

ITEM 6 Exhibits and Reports on Form 8-K


(a)  Exhibit index

     27.0  Financial Data Schedule

(b) No reports on Form 8-K have been filed during the quarter ended June 30, 1995.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

              NORTHLAND CABLE PROPERTIES FIVE LIMITED PARTNERSHIP

                                      BY:  Northland Communications Corporation,
                                           Managing General Partner



Dated:                                BY:  /s/ RICHARD I. CLARK
       --------------------------          --------------------------
                                           Richard I. Clark
                                           (Vice President/Treasurer)



Dated:                                BY:  /s/ GARY S. JONES
       --------------------------          --------------------------
                                           Gary S. Jones
                                           (Vice President)