Form 10-Q
period 1995-09-30
NORTHLAND CABLE PROPERTIES FIVE LTD PARTNERSHIP
filed 1995-11-13
CIK 776730

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

/X/ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934
For the period ended       SEPTEMBER 30, 1995
                       ---------------------------

                                       or

/ / Transition Report Pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934
For the transition period from                to
                               --------------    --------------
Commission File Number:                 0-16065
                         --------------------------------------


               NORTHLAND CABLE PROPERTIES FIVE LIMITED PARTNERSHIP
--------------------------------------------------------------------------------
               (Exact Name of Registrant as Specified in Charter)


        Washington                                       91-1302403
--------------------------------------------------------------------------------
  (State of Organization)                   (I.R.S. Employer Identification No.)


  1201 Third Avenue, Suite 3600, Seattle, Washington        98101
--------------------------------------------------------------------------------
       (Address of Principal Executive Offices)          (Zip Code)

                                 (206) 621-1351
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

                                       N/A
--------------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


                             Yes   X       No
                                 -----        -----

------------------------
This filing contains       pages.  Exhibits index appears on page      .
                     -----                                        -----

ITEM 1. Financial Statements

NORTHLAND CABLE PROPERTIES FIVE LIMITED PARTNERSHIP
CONSOLIDATED BALANCE SHEETS - (Unaudited)
(Prepared by the Managing General Partner)


                                                    September 30,             December 31,
                                                        1995                      1994
                                                    -------------             ------------
                                     ASSETS

Cash                                                 $   253,509              $ 1,152,286
Accounts receivable                                      318,899                  174,822
Prepaid Expenses                                          90,982                   68,280
Property and equipment, net of accumulated
  depreciation of $11,137,022 and $9,850,804,
  respectively                                         7,293,785                7,645,214
Intangible assets, net of accumulated
  amortization of $940,227 and $885,950,
  respectively                                         6,129,038                6,058,786
                                                     -----------              -----------
Total assets                                         $14,086,213              $15,099,388
                                                     ===========              ===========

                        LIABILITIES AND PARTNERS' EQUITY

Accounts payable and accrued expenses                $   908,913              $   606,604
Due to managing general partner and affiliates           103,778                   96,579
Converter deposits                                        15,288                   23,105
Subscriber prepayments                                   111,537                  169,102
Notes payable                                         16,769,287               17,745,642
                                                     -----------              -----------
                  Total liabilities                   17,908,803               18,641,032
                                                     -----------              -----------
Partners' equity:
  General Partners:
    Contributed capital, net                             (54,959)                 (53,843)
    Accumulated deficit                                  (85,196)                 (83,503)
                                                     -----------              -----------
                                                        (140,155)                (137,346)
                                                     -----------              -----------
 Limited Partners:
   Contributed capital, net                              703,868                  814,411
   Accumulated deficit                                (4,386,303)              (4,218,709)
                                                     -----------              -----------
                                                      (3,682,435)              (3,404,298)
                                                     -----------              -----------
                  Total partners' equity              (3,822,590)              (3,541,644)
                                                     -----------              -----------
Total liabilities and partners' equity               $14,086,213              $15,099,388
                                                     ===========              ===========


 The accompanying note to unaudited financial statements is an integral part of these statements

NORTHLAND CABLE PROPERTIES FIVE LIMITED PARTNERSHIP
CONSOLIDATED STATEMENTS OF OPERATIONS - (Unaudited)
(Prepared by the Managing General Partner)


                                                    For the nine months ended September 30,
                                                    ---------------------------------------
                                                         1995                     1994
                                                     ------------             ------------
CABLE TELEVISION OPERATIONS:
Service revenues                                     $ 5,578,481               $3,779,905

Expenses:
  Operating                                              535,057                  376,436
  General and administrative (including
    $819,312 and $457,374 to affiliates
    in 1995 and 1994, respectively)                    1,415,316                  994,585
Programming                                            1,383,973                  761,792
Depreciation and amortization                          1,314,715                1,135,759
                                                     -----------               ----------
  Income from cable television operations                929,420                  511,333
                                                     -----------               ----------
RADIO STATION OPERATIONS:
Broadcast revenues                                       221,844                      -
Operating expenses                                        15,899                      -
Administrative expenses                                   59,794                      -
Programming expenses                                     132,441                      -
Depreciation and amortization                             36,230
                                                     -----------               ----------
  Income from radio station operations                   (22,520)                     -
                                                     -----------               ----------
Income from operations                                   906,900                  511,333

Other income (expense):
  Interest expense                                    (1,074,785)                (407,029)
  Interest income                                          7,633                    5,158
  Gain (loss) on disposal of assets                      (14,795)                   1,500
  Other income                                             7,149                      -
                                                     -----------               ----------
                                                      (1,074,798)                (400,371)
                                                      ----------               ----------
Income (loss) before income taxes                       (167,898)                 110,962
                                                     -----------               ----------
Income tax expense (benefit)                               1,389                      -
                                                     -----------               ----------
Net income (loss)                                    $  (169,287)                 110,962
                                                     ===========               ==========

Allocation of net income (loss):

  General Partners                                   $    (1,693)              $    1,110
                                                     ===========               ==========

  Limited Partners                                   $  (167,594)              $  109,852
                                                     ===========               ==========

Net income (loss) per limited partnership unit:
  (14,739 units)                                     $       (11)              $        7
                                                     ===========               ==========

Net income (loss) per $1,000 investment              $       (23)              $       15
                                                     ===========               ==========

The accompanying note to unaudited financial statements is an integral part of these statements

NORTHLAND CABLE PROPERTIES FIVE LIMITED PARTNERSHIP
CONSOLIDATED STATEMENTS OF OPERATIONS - (Unaudited)
(Prepared by the Managing General Partner)


                                                    For the three months ended September 30,
                                                    ----------------------------------------
                                                         1995                     1994
                                                      ----------               ----------
CABLE TELEVISION OPERATIONS:
Service revenues                                      $1,900,703               $1,291,558

Expenses:
  Operating                                              201,732                  121,215
  General and administrative (including
    $295,958 and $162,651 to affiliates
    in 1995 and 1994, respectively)                      499,888                  345,602
Programming                                              460,947                  281,026
Depreciation and amortization                            441,727                  440,602
                                                      ----------               ----------
  Income from cable television operations                296,409                  103,113
                                                      ----------               ----------
RADIO STATION OPERATIONS:
Broadcast Revenues                                        77,570                      -
Operating expenses                                         6,009                      -
Administrative expenses                                   22,933                      -
Programming expenses                                      42,481                      -
Depreciation and amortization                             12,236
                                                      ----------               ----------
  Income from radio station operations                    (6,089)                     -
                                                      ----------               ----------
Income from operations                                   290,320                  103,113

Other income (expense):
  Interest expense                                      (355,115)                (133,762)
  Interest income                                          1,919                    1,269
                                                      ----------               ----------
                                                        (353,196)                (132,493)
                                                      ----------               ----------
Loss before income taxes                                 (62,876)                 (29,380)
                                                      ----------               ----------
Income tax expense (benefit)                                 -                        -
                                                      ----------               ----------
Net loss                                              $  (62,876)              $  (29,380)
                                                      ==========               ==========
Allocation of net loss:

  General Partners                                    $     (629)              $     (294)
                                                      ==========               ==========

  Limited Partners                                    $  (62,247)              $  (29,086)
                                                      ==========               ==========

Net loss per limited partnership unit:
  (14,739 units)                                      $       (4)              $       (2)
                                                      ==========               ==========

Net loss per $1,000 investment                        $       (8)              $       (4)
                                                      ==========               ==========


The accompanying note to unaudited financial statements is an integral part of these statements

NORTHLAND CABLE PROPERTIES FIVE LIMITED PARTNERSHIP
CONSOLIDATED STATEMENTS OF CASH FLOWS - (Unaudited)
(Prepared by the Managing General Partner)



                                                  For the nine months ended September 30,
                                                  ---------------------------------------
                                                        1995                   1994
                                                    ------------            ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                   $  (169,287)            $   110,962
Adjustments to reconcile net income (loss) to
  cash provided by operating activities:
  Depreciation and amortization                       1,350,945               1,135,759
  Loss on disposal of assets                              6,044                     -
  (Increase) decrease in operating assets:
    Accounts receivable                                (144,077)                (23,316)
    Prepaid expenses                                    (22,702)                (33,856)
  Increase (decrease) in operating liabilities
    Accounts payable and accrued expenses               302,309                 (80,346)
    Due to managing general partner and affiliate         7,199                  30,442
    Converter deposits                                   (7,817)                  6,610
    Subscriber prepayments                              (57,565)                (10,994)
                                                    -----------             -----------
Net cash from operating activities                    1,265,049               1,135,261
                                                    -----------             -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment, net                (404,888)               (638,747)
Purchase of radio station                              (500,000)                    -
Purchase of cable television system                    (108,444)             (8,800,000)
                                                    -----------             -----------
Net cash used in investing activities                (1,013,332)             (9,438,747)
                                                    -----------             -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from borrowings under long term debt, net          -                17,000,000
Principal payments on borrowings                       (976,355)             (8,693,726)
Distributions to partners                              (111,659)               (111,997)
Loan fees and other costs incurred                      (62,480)                (58,674)
Repurchase of limited partner interest                      -                   (23,000)
                                                    -----------             -----------
Net cash from (used in) financing activities         (1,150,494)              8,112,603
                                                    -----------             -----------
DECREASE IN CASH                                       (898,777)               (190,883)

CASH, beginning of period                             1,152,286                 460,562
                                                    -----------             -----------
CASH, end of period                                 $   253,509             $   269,679
                                                    ===========             ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

  Cash paid during the period for interest          $ 1,009,174             $   462,944
                                                    ===========             ===========



The accompanying note to unaudited financial statements is an integral part of these statements

               NORTHLAND CABLE PROPERTIES FIVE LIMITED PARTNERSHIP

                     NOTE TO UNAUDITED FINANCIAL STATEMENTS


(1) These unaudited financial statements are being filed in conformity with Rule 10-01 of Regulation S-X regarding interim financial statement disclosure and do not contain all of the necessary footnote disclosures required for a fair presentation of the Balance Sheets, Statements of Operations and Statements of Cash Flows in conformity with generally accepted accounting principles. However, in the opinion of management, this data includes all adjustments, consisting only of normal recurring accruals, necessary to present fairly the Partnership's financial position at September 30, 1995 and December 31, 1994, its Statements of Operations for the nine and three months ended September 30, 1995 and 1994, and its Statements of Cash Flows for the nine months ended September 30, 1995 and 1994. Results of operations for these periods are not necessarily indicative of results to be expected for the full year.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


Results of Operations

Cable television revenues totaled $1,900,703 for the three months ended September 30, 1995, representing an increase of approximately 47% over the same period in 1994. Of these revenues, $1,305,004 (69%) was derived from basic service charges, $217,542 (11%) from premium services, $153,497 (8%) from tier services, $49,457 (3%) from installation charges, $42,893 (2%) from service maintenance contracts and $132,310 (7%) from other sources. The growth in revenue is mainly attributable to the acquisition of the Corsicana, TX system, and a significant increase in advertising revenue.

As of September 30, 1995, the Partnership's systems served approximately 21,000 basic subscribers, 7,600 premium subscribers and 8,900 tier subscribers.

Cable television operating expenses totaled $201,732 for the three months ended September 30, 1995, representing an increase of approximately 66% over the same period in 1994. This is mainly due to the acquisition of the Corsicana, TX system and an insurance reimbursement related to storm damage in the prior year.

Cable television general and administrative expenses totaled $499,888 for the three months ended September 30, 1995, representing an increase of approximately 45% over the same period in 1994. This is due to the acquisition of the Corsicana, TX system and increases in revenue based expenses (i.e., franchise fees, management fees, copyright fees) which coincide with revenue growth noted above.

Cable television programming expenses totaled $460,947 for the three months ended September 30, 1995, reflecting an increase of approximately 64% over the same period in 1994. This is mainly due to the additional subscribers in the Corsicana, TX system, higher costs charged by program suppliers and additional salary and benefit costs related to local programming and advertising support.

The radio station operations included revenues of $77,570 derived primarily from advertising sales. Radio operation expenses are primarily comprised of programming and salary and benefit costs.

Depreciation and amortization expense increased approximately 3% as compared to the same period in 1994. This is mainly due to depreciation and amortization on plant, equipment and intangible assets acquired with the purchase of the Corsicana, TX system and the radio station, offset by assets becoming fully depreciated during the third quarter of 1995.

Interest expense for the three months ended September 30, 1995 increased approximately 164% as compared to the same period in 1994. The average bank debt outstanding increased from $8,581,000 during the third quarter of 1994 to $17,068,000 during the third quarter of 1995 due to increased borrowings to finance the acquisition of the Corsicana, TX cable system and radio station. In addition, the Partnership's effective interest rate increased from approximately 5.50% during the third quarter of 1994 to 8.13% during the third quarter of 1995.

Liquidity and Capital Resources

The Partnership's primary source of liquidity is cash flow provided from operations. Based on management's analysis, the Partnership's cash flow from operations is sufficient to cover future operating costs, debt service and planned capital expenditures.

Under the terms of the Partnership's loan agreement, the Partnership has agreed to restrictive covenants which require the maintenance of certain ratios including a maximum ratio of senior debt to annualized operating cash flow of
5.50 to 1 and minimum ratios of annualized operating cash flow to debt service of 1.20 to 1 and annualized operating cash flow to fixed charges of 1.05 to 1. As of September 30, 1995 the Partnership was in compliance with its required financial covenants.

The balance outstanding under the credit facility is $16,737,813. As of the date of this filing, interest rates on the credit facility were as follows:
$7,364,000 fixed at 8.44% under the terms of an amortizing interest rate swap agreement expiring September 30, 1996; and $9,300,000 fixed at 7.88% expiring November 15, 1995. The balance of $73,813 bears interest at the prime rate plus 7/8% (currently 9.63%). The above rates include a margin paid to the lender based on overall leverage, and may decrease if the Partnership's leverage decreases.


Capital Expenditures

During third quarter of 1995, the Partnership incurred approximately $145,000 in capital expenditures including line extensions in the Forest City, NC system and the development of local programming in the Corsicana, TX system.

Planned capital expenditures for the balance of 1995 include initial phases of a system upgrade to 330 MHz in the Cedar Creek, TX system and channel additions in the Corsicana, TX system.


Acquisition of Assets

On August 15, 1995, the Partnership entered into separate agreements to acquire substantially all operating assets and franchise rights of cable television systems (the "Phoenix Systems") owned and operated by PCI One Incorporated and Phoenix Cable Income Fund.

The Partnership will acquire approximately 2,400 subscribers in or around the communities of Ellenboro, Gilkey and Harris, NC. The estimated purchase prices of the systems are $1,301,000 and $2,932,000 for the Gilkey and Harris, and Ellenboro systems, respectively, and the closing date is anticipated on or about December 15, 1995.

The Partnership has received terms from a bank to refinance its existing debt, increasing the total facility to $23,000,000. The Partnership will use the proceeds to repay the previous credit facility, finance the acquisition of the Phoenix Systems and provide working capital.

On September 15, 1995, the Partnership acquired the assets of the cable television system (the "Rice System") in or around Rice, TX. The Rice System has approximately 80 subscribers and was previously owned by SLT TV Cable, Inc. The purchase price was $108,434 and the acquisition was financed with the Partnership's working capital.

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

On May 5, 1995, the FCC announced the adoption of a simplified set of rate regulation rules that will apply to "small" cable systems, defined as a system serving 15,000 or fewer subscribers, that are owned by "small" companies, defined as a company serving 400,000 or fewer subscribers. Under the FCC's definition, the Partnership is a "small" company and each of the Partnership's cable systems are "small" systems. Maximum permitted rates under these revised rules is dependent on several factors including the number of regulated channels offered, net asset basis of plant and equipment used to deliver regulated services, the number of subscribers served and a reasonable rate of return.

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


ITEM 1 Legal proceedings
     None

ITEM 2 Changes in securities
     None

ITEM 3 Defaults upon senior securities
     None

ITEM 4 Submission of matters to a vote of security holders
     None

ITEM 5 Other information
     None

ITEM 6 Exhibits and Reports on Form 8-K


(a)  Exhibit index

        10.26 Asset Purchase Agreement between Northland Cable Properties Five Limited Partnership and PCI One Incorporated dated August 15, 1995.

        10.27 Asset Purchase Agreement between Northland Cable Properties Five Limited Partnership and Phoenix Cable Income Fund dated August 15, 1995.

        27.0  Financial Data Schedule

(b) No reports on Form 8-K have been filed during the quarter ended September 30, 1995.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                     NORTHLAND CABLE PROPERTIES FIVE LIMITED PARTNERSHIP

                          BY:  Northland Communications Corporation,
                               Managing General Partner



Dated:                    BY:  /s/ RICHARD I.CLARK
       -----------------           ---------------------------------------------
                                   Richard I. Clark
                                   (Vice President/Treasurer)



Dated:                    BY:  /s/ GARY S. JONES
       -----------------           ---------------------------------------------
                                   Gary S. Jones
                                   (Vice President)