Form 10-Q
period 1996-03-31
NORTHLAND CABLE PROPERTIES FIVE LTD PARTNERSHIP
filed 1996-05-30
CIK 776730

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

/X/ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934
For the period ended MARCH 31, 1996

                                       or

/ / Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934
For the transition period from                    to

Commission File Number:             0-16065

               NORTHLAND CABLE PROPERTIES FIVE LIMITED PARTNERSHIP (Exact Name of Registrant as Specified in Charter)

       Washington                                        91-1302403
(State of Organization)                     (I.R.S. Employer Identification No.)

1201 Third Avenue, Suite 3600, Seattle, Washington                    98101
    (Address of Principal Executive Offices)                        (Zip Code)

                                 (206) 621-1351
              (Registrant's telephone number, including area code)

                                      N/A
              (Former name, former address and former fiscal year,
                         if changed since last report)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


                               Yes   X       No




- ------------------------
This filing contains      pages.  Exhibits index appears on page     .

PART 1 - FINANCIAL INFORMATION

ITEM 1.  Financial Statements

NORTHLAND CABLE PROPERTIES FIVE LIMITED PARTNERSHIP
CONSOLIDATED BALANCE SHEETS - (Unaudited)
(Prepared by the Managing General Partner)


                                                       March 31,         December 31,
                                                         1996                1995
                                                     ------------        ------------
            ASSETS

Cash                                                 $    697,020        $    241,713
Accounts receivable                                       493,847             411,862
Prepaid expenses                                          156,340              81,309
Property and equipment, net of accumulated
  depreciation of $11,968,624 and $11,562,201,
  respectively                                         10,381,812          10,663,580
Intangible assets, net of accumulated
  amortization of $1,751,555 and $1,575,121,
  respectively                                          6,397,367           6,552,786
                                                     ------------        ------------
Total assets                                         $ 18,126,386        $ 17,951,250
                                                     ============        ============

LIABILITIES AND PARTNERS' EQUITY

Accounts payable and accrued expenses                $  1,149,293        $    574,311
Due to managing general partner and affiliates             77,623             190,853
Converter deposits                                         25,657              26,761
Subscriber prepayments                                    243,058             178,238
Notes payable                                          21,473,914          21,660,989
                                                     ------------        ------------
                  Total liabilities                    22,969,545          22,631,152
                                                     ------------        ------------
Partners' equity:
 General Partners:
   Contributed capital, net                               (55,703)            (55,331)
   Accumulated deficit                                    (94,656)            (93,396)
                                                     ------------        ------------
                                                         (150,359)           (148,727)
                                                     ------------        ------------
 Limited Partners:
   Contributed capital, net                               630,173             667,021
   Accumulated deficit                                 (5,322,973)         (5,198,196)
                                                     ------------        ------------
                                                       (4,692,800)         (4,531,175)
                                                     ------------        ------------

                  Total partners' equity               (4,843,159)         (4,679,902)
                                                     ------------        ------------

Total liabilities and partners' equity               $ 18,126,386        $ 17,951,250
                                                     ============        ============




         The accompanying note to unaudited financial statements is an integral part of these statements

NORTHLAND CABLE PROPERTIES FIVE LIMITED PARTNERSHIP
CONSOLIDATED STATEMENTS OF OPERATIONS - (Unaudited)
(Prepared by the Managing General Partner)


                                               For the three months ended March 31,
                                               ------------------------------------
                                                   1996                     1995
                                               -----------              -----------
CABLE TELEVISION OPERATIONS:
Service revenues                               $ 2,172,961              $ 1,790,598

Expenses:
  Operating                                        200,972                  154,822
  General and administrative (including
     $311,605 and $250,600 to affiliates
     in 1996 and 1995, respectively)               535,935                  448,667
Programming                                        551,628                  449,273
Depreciation and amortization                      570,082                  415,448
                                               -----------              -----------
   Income from cable television operations         314,344                  322,388
                                               -----------              -----------
RADIO STATION OPERATIONS:
Broadcast revenues                                  74,903                   61,223
Operating expenses                                   1,473                    3,835
Administrative expenses                             26,210                   16,381
Programming expenses                                43,967                   42,616
Depreciation and amortization                       12,775                   10,637
                                               -----------              -----------
   Loss from radio station operations               (9,522)                 (12,246)
                                               -----------              -----------
Income from operations                             304,822                  310,142

Other income (expense):
   Interest expense                               (434,025)                (357,742)
   Interest income                                   1,071                    2,255
   Other income                                      2,095                    7,149
                                               -----------              -----------
                                                  (430,859)                (348,338)
                                               -----------              -----------
Loss before income taxes                          (126,037)                 (38,196)
                                               -----------              -----------
Income tax expense (benefit)                             -                        -
                                               -----------              -----------
Net loss                                       $  (126,037)                 (38,196)
                                               ===========              ===========
Allocation of net loss:

   General Partners                            $    (1,260)             $      (382)
                                               ===========              ===========

   Limited Partners                            $  (124,777)             $   (37,814)
                                               ===========              ===========

Net loss per limited partnership unit:
     (14,739 units)                            $        (8)             $        (3)
                                               ===========              ===========

Net loss per $1,000 investment                 $       (17)             $        (5)
                                               ===========              ===========


          The accompanying note to unaudited financial statements is an integral part of these statements

NORTHLAND CABLE PROPERTIES FIVE LIMITED PARTNERSHIP
CONSOLIDATED STATEMENTS OF CASH FLOWS - (Unaudited)
(Prepared by the Managing General Partner)


                                                        For the three months ended March 31,
                                                        ------------------------------------
                                                            1996                     1995
                                                        -----------              -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                $  (126,037)             $   (38,196)
Adjustments to reconcile net loss to
   cash provided by operating activities:
   Depreciation and amortization                            582,857                  426,085
   (Increase) decrease in operating assets:
     Accounts receivable                                    (81,985)                 (48,160)
     Prepaid expenses                                       (75,031)                 (42,973)
   Increase (decrease) in operating liabilities
     Accounts payable and accrued expenses                  574,982                  362,368
     Due to managing general partner and affiliates        (113,230)                 (18,715)
     Converter deposits                                      (1,104)                  (7,248)
     Subscriber prepayments                                  64,820                  (53,407)
                                                        -----------              -----------
Net cash from operating activities                          825,272                  579,754
                                                        -----------              -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment, net                    (124,655)                 (84,050)
Purchase of radio station                                         -                 (450,000)
                                                        -----------              -----------
Net cash used in investing activities                      (124,655)                (534,050)
                                                        -----------              -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on borrowings                           (187,075)                (267,654)
Distributions to partners                                   (37,220)                 (37,220)
Loan fees and other costs incurred                          (21,015)                 (60,324)
                                                        -----------              -----------

Net cash used in financing activities                      (245,310)                (365,198)
                                                        -----------              -----------

INCREASE (DECREASE) IN CASH                                 455,307                 (319,494)

CASH, beginning of period                                   241,713                1,152,286

                                                        -----------              -----------
CASH, end of period                                     $   697,020              $   832,792
                                                        ===========              ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

   Cash paid during the period for interest             $       385              $   175,087
                                                        ===========              ===========




          The accompanying note to unaudited financial statements is an integral part of these statements

               NORTHLAND CABLE PROPERTIES FIVE LIMITED PARTNERSHIP

                     NOTE TO UNAUDITED FINANCIAL STATEMENTS

(1) These unaudited financial statements are being filed in conformity with Rule 10-01 of Regulation S-X regarding interim financial statement disclosure and do not contain all of the necessary footnote disclosures required for a fair presentation of the Balance Sheets, Statements of Operations and Statements of Cash Flows in conformity with generally accepted accounting principles. However, in the opinion of management, this data includes all adjustments, consisting only of normal recurring accruals, necessary to present fairly the Partnership's financial position at March 31, 1996 and December 31, 1995, its Statements of Operations for the three months ended March 31, 1996 and 1995, and its Statements of Cash Flows for the three months ended March 31, 1996 and 1995. Results of operations for these periods are not necessarily indicative of results to be expected for the full year.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Cable television revenues totaled $2,172,961 for the three months ended March 31, 1996, representing an increase of approximately 21% over the same period in 1995. Of these revenues, $1,533,570 (71%) was derived from basic service charges, $239,931 (11%) from premium services, $177,082 (8%) from tier services, $44,130 (2%) from installation charges, $44,543 (2%) from service maintenance contracts and $133,755 (6%) from other sources. The growth in revenue is mainly attributable to the acquisition of the Ellenboro, NC and Gilkey/Harris, NC systems.

As of March 31, 1996, the Partnership's systems served approximately 23,300 basic subscribers, 7,800 premium subscribers and 8,900 tier subscribers.

Cable television operating expenses totaled $202,446 for the three months ended March 31, 1996, representing an increase of approximately 31% over the same period in 1995. This is mainly due to the acquisition of the Ellenboro, NC and Gilkey/Harris, NC systems.

Cable television general and administrative expenses totaled $562,145 for the three months ended March 31, 1996, representing an increase of approximately 25% over the same period in 1995. This is due to the acquisition of the Ellenboro, NC and Gilkey/Harris, NC systems and increases in revenue based expenses (i.e., franchise fees, management fees, copyright fees) which coincide with revenue growth noted above.

Cable television programming expenses totaled $595,595 for the three months ended March 31, 1996, reflecting an increase of approximately 33% over the same period in 1995. This is mainly due to the additional subscribers in the Ellenboro, NC and Gilkey/Harris, NC systems, higher costs charged by program suppliers and additional salary and benefit costs related to local programming and advertising support.

The radio station operations included revenues of $74,903 derived primarily from advertising sales. Radio operation expenses are primarily comprised of programming and salary and benefit costs.

Depreciation and amortization expense increased approximately 40% as compared to the same period in 1995. This is mainly due to depreciation and amortization on plant, equipment and intangible assets acquired with the purchase of the Ellenboro, NC and Gilkey/Harris, NC systems and the radio station, offset by assets becoming fully depreciated during the first quarter of 1996.

Interest expense for the three months ended March 31, 1996 increased approximately 21% as compared to the same period in 1995. The average bank debt outstanding increased from $17,289,000 during the first quarter of 1995 to $21,463,000 during the first quarter of 1996 due to increased borrowings to finance the acquisition of the Ellenboro, NC and Gilkey/Harris, NC systems. In addition, the Partnership's effective interest rate decreased from approximately 8.3% during the first quarter of 1995 to 8.1% during the first quarter of 1996.

Liquidity and Capital Resources

The Partnership's primary source of liquidity is cash flow provided from operations. Based on management's analysis, the Partnership's cash flow from operations is sufficient to cover future operating costs, debt service and planned capital expenditures.

Under the terms of the Partnership's loan agreement, the Partnership has agreed to restrictive covenants which require the maintenance of certain ratios including a maximum ratio of senior debt to annualized operating cash flow of
6.25 to 1 and a minimum ratio of annualized operating cash flow to fixed charges of 1.00 to 1. As of March 31, 1996 the Partnership was in compliance with its required financial covenants.

The balance outstanding under the credit facility is $21,369,054. As of the date of this filing, interest rates on the credit facility were as follows:
$16,437,500 fixed at 7.995% under the terms of an amortizing interest rate swap agreement expiring December 8, 1997; and $4,700,000 fixed at 7.945% under the terms of an interest rate swap agreement expiring January 13, 1997. The balance of $231,554 bears interest at the prime rate plus 1 3/8% (currently 8.625%). The above rates include a margin paid to the lender based on overall leverage, and may decrease if the Partnership's leverage decreases.

Capital Expenditures

During the first quarter of 1996, the Partnership incurred approximately $125,000 in capital expenditures including construction of a new tower in Lamesa, TX, and several line extensions in Corsicana, TX. Planned expenditures for the balance of 1996 include system upgrades in the Cedar Creek, TX system, a fiber interconnect of 2 systems in the Forest City, NC area, vehicle replacements and line extensions in various systems.

Effects of Regulation

On October 5, 1992, Congress enacted the Cable Television Consumer Protection and Competition Act of 1992 (the "1992 Act"). The 1992 Act and subsequent revisions and rulemakings substantially re-regulated the cable television industry. The regulatory aspects of the 1992 Act included giving the local franchising authorities and the FCC the ability to regulate rates for basic services, equipment charges and additional CPST's when certain conditions were met. All of the Partnership's cable systems were potentially subject to rate regulation. The most significant impact of rate regulation was the inability to raise rates for regulated services as costs of operation rose during an FCC imposed rate freeze from April 5, 1993 to May 15, 1994. This has contributed to operating margins before depreciation and amortization declining from 48% for the twelve months ended December 31, 1993 to 46% for the same period in 1994.

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

As of the date of this filing, no local franchising authorities have elected to certify and no RFJ's have been received from franchise authorities.

                           PART II - OTHER INFORMATION

ITEM 1 Legal proceedings

          None

ITEM 2 Changes in securities

          None

ITEM 3 Defaults upon senior securities

          None

ITEM 4 Submission of matters to a vote of security holders

          None

ITEM 5 Other information

          None

ITEM 6 Exhibits and Reports on Form 8-K

(a)  Exhibit index

         27.0     Financial Data Schedule

(b) Form 8-K, dated December 20, 1995 was filed January 5, 1996 reporting the acquisition of the Ellenboro, NC and Gilkey/Harris, NC systems which occurred on December 20, 1995..

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

         NORTHLAND CABLE PROPERTIES FIVE LIMITED PARTNERSHIP

                            BY:  Northland Communications Corporation,
                                 Managing General Partner

Dated: 5/14/96                     BY:  /s/ RICHARD I. CLARK
       ----------------              ---------------------------------
                                     Richard I. Clark
                                     (Vice President/Treasurer)

Dated: 5/14/96                     BY:  /s/ GARY S. JONES
       ----------------              ---------------------------------
                                     Gary S. Jones
                                     (Vice President)