Form 10-Q
period 1996-06-30
NORTHLAND CABLE PROPERTIES FIVE LTD PARTNERSHIP
filed 1996-08-14
CIK 776730

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the period ended            JUNE 30, 1996

                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934
For the transition period from _______________ to ____________________


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


                             Yes   X       No  ___

This filing contains ____ pages.  Exhibits index appears on page ____.

PART 1 - FINANCIAL INFORMATION

ITEM 1. Financial Statements

NORTHLAND CABLE PROPERTIES FIVE LIMITED PARTNERSHIP
CONSOLIDATED BALANCE SHEETS - (Unaudited)
(Prepared by the Managing General Partner)

                                                                      June 30,                  December 31,
                                                                        1996                        1995
                                                                    -----------                  -----------
                                  ASSETS

Cash                                                                $   611,477                  $   241,713
Accounts receivable                                                     537,102                      411,862
Prepaid expenses                                                         79,973                       81,309
Property and equipment, net of accumulated
  depreciation of $12,418,650 and $11,562,201,
  respectively                                                       10,222,309                   10,663,580
Intangible assets, net of accumulated
  amortization of $1,927,989 and $1,575,121,
  respectively                                                        6,226,271                    6,552,786
                                                                    -----------                  -----------
Total assets                                                        $17,677,132                  $17,951,250
                                                                    ===========                  ===========


                     LIABILITIES AND PARTNERS' EQUITY

Accounts payable and accrued expenses                               $ 1,155,386                  $   574,311
Due to managing general partner and affiliates                           18,318                      190,853
Converter deposits                                                       24,661                       26,761
Subscriber prepayments                                                  252,659                      178,238
Notes payable                                                        21,204,261                   21,660,989
                                                                    -----------                  -----------
                  Total liabilities                                  22,655,285                   22,631,152
                                                                   ------------                  -----------
Partners' equity:
 General Partners:
   Contributed capital,net                                              (55,703)                     (55,331)
   Accumulated deficit                                                  (96,006)                     (93,396)
                                                                    -----------                  -----------
                                                                       (151,709)                    (148,727)
                                                                    -----------                  -----------
 Limited Partners:
   Contributed capital, net                                             630,173                      667,021
   Accumulated deficit                                               (5,456,617)                  (5,198,196)
                                                                    -----------                  -----------
                                                                     (4,826,444)                  (4,531,175)
                                                                    -----------                  -----------
                  Total partners' equity                             (4,978,153)                  (4,679,902)
                                                                    -----------                  -----------
Total liabilities and partners' equity                              $17,677,132                  $17,951,250
                                                                    ===========                  ===========


    The accompanying note to unaudited financial statements is an integral part of these statements

NORTHLAND CABLE PROPERTIES FIVE LIMITED PARTNERSHIP
CONSOLIDATED STATEMENTS OF OPERATIONS - (Unaudited)
(Prepared by the Managing General Partner)




                                                                    For the six months ended June 30,
                                                                ----------------------------------------
                                                                   1996                          1995
                                                                ----------                    ----------
CABLE TELEVISION OPERATIONS:
Service revenues                                                $4,350,075                    $3,677,778

Expenses:
  Operating                                                        379,285                       333,325
  General and administrative (including
     $629,329 and $523,354 to affiliates
     in 1996 and 1995, respectively)                             1,077,646                       915,429
Programming                                                      1,111,281                       923,025
Depreciation and amortization                                    1,181,075                       872,989
                                                                ----------                    ----------
   Income from cable television operations                         600,788                       633,010
                                                                ----------                    ----------
RADIO STATION OPERATIONS:
Broadcast revenues                                                 164,757                       144,274
Operating expenses                                                   2,985                         9,890
Administrative expenses                                             50,840                        36,860
Programming expenses                                                78,571                        89,960
Depreciation and amortization                                       28,242                        23,994
                                                                ----------                    ----------
   Income (loss) from radio station operations                       4,119                       (16,430)
                                                                ----------                    ----------
Income from operations                                             604,907                       616,580

Other income (expense):
   Interest expense                                               (869,104)                     (719,670)
   Interest income                                                   1,071                         5,714
   Loss on disposal of assets                                            -                       (14,795)
   Other income                                                      2,095                         7,149
                                                                ----------                    ----------
                                                                  (865,938)                     (721,602)
                                                                ----------                    ----------
Loss before income taxes                                          (261,031)                     (105,022)
                                                                ----------                    ----------
Income tax expense (benefit)                                             -                         1,389
                                                                ----------                    ----------
Net loss                                                         ($261,031)                     (106,411)
                                                                ==========                    ==========

Allocation of net loss:
   General Partners                                                ($2,610)                      ($1,064)
                                                                ==========                    ==========
   Limited Partners                                              ($258,421)                    ($105,347)
                                                                ==========                    ==========
Net loss per limited partnership unit:
     (14,739 units)                                                   ($18)                          ($7)
                                                                ==========                    ==========
Net loss per $1,000 investment                                        ($35)                         ($14)
                                                                ==========                    ==========

 The accompanying note to unaudited financial statements is an integral part of these statements

NORTHLAND CABLE PROPERTIES FIVE LIMITED PARTNERSHIP
CONSOLIDATED STATEMENTS OF OPERATIONS - (Unaudited)
(Prepared by the Managing General Partner)




                                                                For the three months ended June 30,
                                                             ----------------------------------------
                                                                1996                          1995
                                                             ----------                    ----------
CABLE TELEVISION OPERATIONS:
Service revenues                                             $2,177,114                    $1,887,180

Expenses:
  Operating                                                     178,313                       178,503
  General and administrative (including
     $317,725 and $262,754 to affiliates
     in 1996 and 1995, respectively)                            541,711                       466,761
Programming                                                     559,653                       473,753
Depreciation and amortization                                   610,993                       457,540
                                                             ----------                    ----------
   Income from cable television operations                      286,444                       310,623
                                                             ----------                    ----------
RADIO STATION OPERATIONS:
Broadcast Revenues                                               89,853                        83,051
Operating expenses                                                1,511                         6,055
Administrative expenses                                          24,629                        20,480
Programming expenses                                             34,604                        47,344
Depreciation and amortization                                    15,467                        13,358
                                                             ----------                    ----------
   Income from radio station operations                          13,642                        (4,186)
                                                             ----------                    ----------
Income from operations                                          300,086                       306,437

Other income (expense):
   Interest expense                                            (435,080)                     (361,927)
   Interest income                                                    -                         3,459
   Loss on disposal of assets                                         -                       (14,795)
                                                             ----------                    ----------
                                                               (435,080)                     (373,263)
                                                             ----------                    ----------
Loss before income taxes                                       (134,994)                      (66,826)
                                                             ----------                    ----------
Income tax expense (benefit)                                          -                         1,389
                                                             ----------                    ----------
Net loss                                                      ($134,994)                     ($68,215)
                                                             ==========                    ==========

Allocation of net loss:

   General Partners                                             ($1,350)                        ($682)
                                                             ==========                    ==========
   Limited Partners                                           ($133,644)                     ($67,533)
                                                             ==========                    ==========
Net loss per limited partnership unit:
     (14,739 units)                                                 ($9)                          ($5)
                                                             ==========                    ==========
Net loss per $1,000 investment                                     ($18)                         ($10)
                                                             ==========                    ==========


 The accompanying note to unaudited financial statements is an integral part of these statements

NORTHLAND CABLE PROPERTIES FIVE LIMITED PARTNERSHIP
CONSOLIDATED STATEMENTS OF CASH FLOWS - (Unaudited)
(Prepared by the Managing General Partner)




                                                                               For the six months ended June 30,
                                                                            ---------------------------------------
                                                                               1996                          1995
                                                                            ---------                     ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                                    ($261,031)                    ($106,411)
Adjustments to reconcile net loss to
   cash provided by operating activities:
   Depreciation and amortization                                            1,209,317                       896,983
   Loss on disposal of assets                                                       -                         6,044
   (Increase) decrease in operating assets:
     Accounts receivable                                                     (125,240)                      (86,420)
     Prepaid expenses                                                           1,336                       (19,130)
   Increase (decrease) in operating liabilities
     Accounts payable and accrued expenses                                    581,075                       249,118
     Due to managing general partner and affiliates                          (172,535)                      (22,173)
     Converter deposits                                                        (2,100)                       (7,442)
     Subscriber prepayments                                                    74,421                       (56,194)
                                                                            ---------                     ---------
Net cash from operating activities                                          1,305,243                       854,375
                                                                            ---------                     ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment, net                                      (415,178)                     (260,092)
Purchase of radio station                                                           -                      (450,000)
                                                                            ---------                     ---------
Net cash used in investing activities                                        (415,178)                     (710,092)
                                                                            ---------                     ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on borrowings                                             (456,728)                     (454,305)
Distributions to partners                                                     (37,220)                      (74,439)
Loan fees and other costs incurred                                            (26,353)                      (60,912)
Repurchase of limited partner interest                                              -                             -
                                                                            ---------                     ---------
Net cash from (used in) financing activities                                 (520,301)                     (589,656)
                                                                            ---------                     ---------
DECREASE IN CASH                                                              369,764                      (445,373)

CASH, beginning of period                                                     241,713                     1,152,286
                                                                            ---------                     ---------
CASH, end of period                                                          $611,477                      $706,913
                                                                            =========                     =========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

   Cash paid during the period for interest                                  $371,107                      $722,926
                                                                            =========                     =========





 The accompanying note to unaudited financial statements is an integral part of these statements

              NORTHLAND CABLE PROPERTIES FIVE LIMITED PARTNERSHIP

                     NOTE TO UNAUDITED FINANCIAL STATEMENTS


(1) These unaudited financial statements are being filed in conformity with Rule 10-01 of Regulation S-X regarding interim financial statement disclosure and do not contain all of the necessary footnote disclosures required for a fair presentation of the Balance Sheets, Statements of Operations and Statements of Cash Flows in conformity with generally accepted accounting principles. However, in the opinion of management, this data includes all adjustments, consisting only of normal recurring accruals, necessary to present fairly the Partnership's financial position at June 30, 1996 and December 31, 1995, its Statements of Operations for the six and three months ended June 30, 1996 and 1995, and its Statements of Cash Flows for the six months ended June 30, 1996 and 1995. Results of operations for these periods are not necessarily indicative of results to be expected for the full year.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


Results of Operations

Cable television revenues totaled $2,177,114 for the three months ended June 30, 1996, representing an increase of approximately 15% over the same period in 1995. Of these revenues, $1,532,270 (70%) was derived from basic service charges, $238,362 (11%) from premium services, $177,565 (8%) from tier services, $44,398 (2%) from installation charges, $45,138 (2%) from service maintenance contracts and $139,381 (7%) from other sources. The growth in revenue is mainly attributable to the acquisition of the Ellenboro, NC and Gilkey/Harris, NC systems and rate increases placed into effect the latter part of 1995.

As of June 30, 1996, the Partnership's systems served approximately 23,400 basic subscribers, 8,300 premium subscribers and 8,800 tier subscribers.

Cable television operating expenses totaled $178,313 for the three months ended June 30, 1996, remaining consistent with the same period in 1995. This is mainly due to the acquisition of the Ellenboro, NC and Gilkey/Harris, NC systems offset by a portion of the operating expenses charged to an affiliated entity as a result of shared operating personnel and expenses.

Cable television general and administrative expenses totaled $541,711 for the three months ended June 30, 1996, representing an increase of approximately 16% over the same period in 1995. This is due to the acquisition of the Ellenboro, NC and Gilkey/Harris, NC systems and increases in revenue based expenses (i.e., franchise fees, management fees, copyright fees) which is consistent with the revenue growth noted above.

Cable television programming expenses totaled $559,653 for the three months ended June 30, 1996, reflecting an increase of approximately 18% over the same period in 1995. This is mainly due to the increased subscribers as a result of the purchase of the Ellenboro, NC and Gilkey/Harris, NC systems, higher costs charged by program suppliers and additional salary and benefit costs related to local programming and advertising support.

The radio station operations included revenues of $89,853 derived primarily from advertising sales. Radio operation expenses are primarily comprised of programming and salary and benefit costs.

Cable television depreciation and amortization expense increased approximately 34% as compared to the same period in 1995. This is mainly due to depreciation and amortization on plant, equipment and intangible assets acquired from the purchase of the Ellenboro, NC and Gilkey/Harris, NC systems offset by assets becoming fully depreciated during the second quarter of 1996.

Interest expense for the three months ended June 30, 1996 increased approximately 20% as compared to the same period in 1995. The average bank debt outstanding increased from $17,068,000 during the second quarter of 1995 to $21,275,000 during the second quarter of 1996 due to increased borrowings to finance the acquisition of the Ellenboro, NC and Gilkey/Harris, NC systems. In addition, the Partnership's effective interest rate decreased from approximately 8.48% during the second quarter of 1995 to 8.18% during the second quarter of 1996.

Liquidity and Capital Resources

The Partnership's primary source of liquidity is cash flow provided from operations. Based on management's analysis, the Partnership's cash flow from operations is sufficient to cover future operating costs, debt service and planned capital expenditures.

Under the terms of the Partnership's loan agreement, the Partnership has agreed to restrictive covenants which require the maintenance of certain ratios including a maximum ratio of senior debt to annualized operating cash flow of
5.75 to 1 and a minimum ratio of annualized operating cash flow to fixed charges of 1.00 to 1. As of June 30, 1996 the Partnership was in compliance with its required financial covenants.

The balance outstanding under the credit facility is $21,181,554. As of the date of this filing, interest rates on the credit facility were as follows:
$16,250,000 fixed at 7.995% under the terms of an amortizing interest rate swap agreement expiring December 8, 1997; and $4,700,000 fixed at 7.945% under the terms of an interest rate swap agreement expiring January 13, 1997. The balance of $231,554 bears interest at the prime rate plus 1 3/8% (currently 9.625%). The above rates include a margin paid to the lender based on overall leverage, and may decrease if the Partnership's leverage decreases.

Capital Expenditures

During the second quarter of 1996, the Partnership incurred approximately $291,000 in capital expenditures including the rebuilding of the distribution plant damaged in a winter ice storm and the purchase of a vehicle in the Forest City, NC system.

Planned expenditures for the balance of 1996 include system upgrades in the Cedar Creek, TX system; completion of the rebuild of storm-damaged distribution plant and a fiber interconnect of two systems in the Forest City, NC area; and vehicle replacements and line extensions in various systems.

Effects of Regulation

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

Cable Programming Service Tier Rate Regulation. FCC regulation of rates for cable programming service tiers has been eliminated for small cable systems by small companies. Small cable systems are those having 50,000 or fewer subscribers served by companies with fewer than one percent of national cable subscribers (approximately 600,000). All of the Partnership's cable systems qualify as small cable systems. Basic tier rates remain subject to regulation by the local franchising authority under most circumstances until effective competition exists. The 1996 Act expands the definition of effective competition to include the offering of video programming services directly to subscribers in a franchised area by the local exchange carrier, its affiliates, or any multichannel video programming distributor which uses the facilities of the local exchange carrier. No penetration criteria exists that triggers the presence of effective competition under these circumstances.

Telephone Companies. The 1996 Act allows telephone companies to offer video programming directly to customers in their service areas immediately upon enactment. They may provide video programming as a cable operator fully subject to any provisions of the 1996 Act, or a radio-based multichannel programming distributor not subject to any provisions of the 1996 Act or through non-franchised "open video systems" offering non-discriminatory capacity to unaffiliated programmers, subject to selected provisions of the 1996 Act. Although Management's opinion is that the probability of competition from telcos in rural areas is unlikely in the near future, there are no assurances such competition will not materialize.

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


ITEM 1    Legal proceedings
          None

ITEM 2    Changes in securities
          None

ITEM 3    Defaults upon senior securities
          None

ITEM 4    Submission of matters to a vote of security holders
          None

ITEM 5    Other information
          None

ITEM 6    Exhibits and Reports on Form 8-K


(a)  Exhibit index

          27.0    Financial Data Schedule

(b) No reports on Form 8-K have been filed during the quarter ended June 30, 1996.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                          NORTHLAND CABLE PROPERTIES FIVE LIMITED PARTNERSHIP

                          BY:  Northland Communications Corporation,
                               Managing General Partner



Dated:                         BY:  /s/ RICHARD I. CLARK
      -----------------------     ------------------------------
                                    Richard I. Clark
                                    (Vice President/Treasurer)



Dated:                         BY:  /s/ GARY S. JONES
      -----------------------     ------------------------------
                                    Gary S. Jones
                                     (Vice President)