Form 10-Q
period 1996-09-30
NORTHLAND CABLE PROPERTIES FIVE LTD PARTNERSHIP
filed 1996-11-08
CIK 776730

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the period ended SEPTEMBER 30, 1996

                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from ____________________ to _____________________

Commission File Number:             0-16065


               NORTHLAND CABLE PROPERTIES FIVE LIMITED PARTNERSHIP
               ---------------------------------------------------
               (Exact Name of Registrant as Specified in Charter)


       Washington                                  91-1302403
 -----------------------               ------------------------------------
 (State of Organization)               (I.R.S. Employer Identification No.)

  1201 Third Avenue, Suite 3600, Seattle, Washington             98101
  --------------------------------------------------           ----------
       (Address of Principal Executive Offices)                (Zip Code)

                                (206)  621-1351
              ----------------------------------------------------
              (Registrant's telephone number, including area code)

                                       N/A
              ----------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


                           Yes   X       No
                                ____         ____


________________________

This filing contains ____ pages.  Exhibits index appears on page ____.

PART 1 - FINANCIAL INFORMATION

ITEM 1. Financial Statements

NORTHLAND CABLE PROPERTIES FIVE LIMITED PARTNERSHIP
CONSOLIDATED BALANCE SHEETS - (Unaudited)
(Prepared by the Managing General Partner)


                                                   September 30,          December 31,
                                                       1996                   1995
                                                  --------------         --------------
                                      ASSETS

Cash                                                $   606,769            $   241,713
Accounts receivable                                     516,024                411,862
Prepaid expenses                                         75,621                 81,309
Property and equipment, net of accumulated
  depreciation of $12,758,176 and $11,562,201,
  respectively                                       10,281,094             10,663,580
Intangible assets, net of accumulated
  amortization of $2,104,423 and $1,575,121,
  respectively                                        6,049,837              6,552,786

                                                    -----------            -----------
Total assets                                        $17,529,345            $17,951,250
                                                    ===========            ===========


                      LIABILITIES AND PARTNERS' EQUITY

Accounts payable and accrued expenses               $ 1,114,407            $   574,311
Due to managing general partner and affiliates          270,882                190,853
Converter deposits                                       23,465                 26,761
                                                    -----------            -----------
Subscriber prepayments                                  152,303                178,238
                                                    -----------            -----------
Notes payable                                        21,017,146             21,660,989

                                                    -----------            -----------
                  Total liabilities                  22,578,203             22,631,152
                                                    -----------            -----------

Partners' equity:
 General Partners:
   Contributed capital, net                             (56,075)               (55,331)
   Accumulated deficit                                  (96,341)               (93,396)

                                                    -----------            -----------
                                                       (152,416)              (148,727)
                                                    -----------            -----------

 Limited Partners:
   Contributed capital, net                             593,326                667,021
   Accumulated deficit                               (5,489,768)            (5,198,196)

                                                    -----------            -----------
                                                     (4,896,442)            (4,531,175)
                                                    -----------            -----------

                  Total partners' equity             (5,048,858)            (4,679,902)
                                                    -----------            -----------

Total liabilities and partners' equity              $17,529,345            $17,951,250
                                                    ===========            ===========


The accompanying note to unaudited financial statements is an integral part of these statements

NORTHLAND CABLE PROPERTIES FIVE LIMITED PARTNERSHIP
CONSOLIDATED STATEMENTS OF OPERATIONS - (Unaudited)
(Prepared by the Managing General Partner)


                                                 For the nine months ended September 30,
                                                  -------------------------------------
                                                       1996                   1995
                                                  --------------         --------------
CABLE TELEVISION OPERATIONS:
Service revenues                                    $ 6,610,201            $ 5,578,481

Expenses:
  Operating                                             586,915                535,057
  General and administrative (including
     $936,818 and $819,312 to affiliates
     in 1996 and 1995, respectively)                  1,653,817              1,415,316
Programming                                           1,687,029              1,383,972
Depreciation and amortization                         1,682,445              1,314,716

                                                    ------------           ------------
   Income from cable television operations              999,995                929,420
                                                    ------------           ------------

RADIO STATION OPERATIONS:
Broadcast revenues                                      247,940                221,844
Operating expenses                                        5,521                 15,899
Administrative expenses                                  78,912                 59,794
Programming expenses                                    116,001                132,441
Depreciation and amortization                            42,832                 36,230

                                                    ------------           ------------
   Income (loss) from radio station operations            4,674                (22,520)
                                                    ------------           ------------

Income from operations                                1,004,669                906,900

Other income (expense):
   Interest expense                                  (1,302,565)            (1,074,785)
   Interest income                                        1,284                  7,633
   Loss on disposal of assets                                -                 (14,795)
   Other income                                           2,095                  7,149

                                                    ------------           ------------
                                                     (1,299,186)            (1,074,798)
                                                    ------------           ------------

Loss before income taxes                               (294,517)              (167,898)
                                                    ------------           ------------

Income tax expense (benefit)                                 -                   1,389
                                                    ------------           ------------

Net loss                                            $  (294,517)              (169,287)
                                                    ============           ============

Allocation of net loss:

   General Partners                                 $    (2,945)           $    (1,693)
                                                    ============           ============

   Limited Partners                                 $  (291,571)           $  (167,594)
                                                    ============           ============

Net loss per limited partnership unit:
     (14,739 units)                                 $       (20)           $       (11)
                                                    ============           ============

Net loss per $1,000 investment                      $       (40)           $       (22)
                                                    ============           ============

The accompanying note to unaudited financial statements is an integral part of these statements

NORTHLAND CABLE PROPERTIES FIVE LIMITED PARTNERSHIP
CONSOLIDATED STATEMENTS OF OPERATIONS - (Unaudited)
(Prepared by the Managing General Partner)


                                                 For the three months ended September 30,
                                                  -------------------------------------
                                                        1996                   1995
                                                  --------------         --------------
CABLE TELEVISION OPERATIONS:
Service revenues                                     $2,260,127             $1,900,703

Expenses:
  Operating                                             207,630                201,732
  General and administrative (including
     $311,605 and $295,958 to affiliates
     in 1996 and 1995, respectively)                    576,171                499,888
Programming                                             575,747                465,947
Depreciation and amortization                           501,370                441,727

                                                     -----------            -----------
   Income from cable television operations              399,209                291,409
                                                     -----------            -----------

RADIO STATION OPERATIONS:
Broadcast Revenues                                       83,183                 77,570
Operating expenses                                        2,537                  6,009
Administrative expenses                                  28,073                 22,933
Programming expenses                                     37,430                 42,481
Depreciation and amortization                            14,590                 12,236

                                                     -----------            -----------
   Income from radio station operations                     553                 (6,089)
                                                     -----------            -----------

Income from operations                                  399,762                285,320

Other income (expense):
   Interest expense                                    (433,461)              (355,115)
   Interest income                                          213                  1,919
   Loss on disposal of assets                                -                      -

                                                     -----------            -----------
                                                       (433,248)              (353,196)
                                                     -----------            -----------

Loss before income taxes                                (33,486)               (67,876)
                                                     -----------            -----------

Income tax expense (benefit)                                 -                      -
                                                     -----------            -----------

Net loss                                             $  (33,486)            $  (67,876)
                                                     ===========            ===========

Allocation of net loss:

   General Partners                                  $     (335)            $     (679)
                                                     ===========            ===========

   Limited Partners                                  $  (33,151)            $  (67,197)
                                                     ===========            ===========

Net loss per limited partnership unit:
     (14,739 units)                                  $       (2)            $       (5)
                                                     ===========            ===========

Net loss per $1,000 investment                       $       (4)            $      (10)
                                                     ===========            ===========


The accompanying note to unaudited financial statements is an integral part of these statements

NORTHLAND CABLE PROPERTIES FIVE LIMITED PARTNERSHIP
CONSOLIDATED STATEMENTS OF CASH FLOWS - (Unaudited)
(Prepared by the Managing General Partner)


                                                  For the nine months ended September 30,
                                                ------------------------------------------
                                                       1996                   1995
                                                  --------------         --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                             $ (294,517)           $  (169,287)
Adjustments to reconcile net loss to
   cash provided by operating activities:
   Depreciation and amortization                      1,725,277              1,350,945
   Loss on disposal of assets                                -                   6,044
   (Increase) decrease in operating assets:
     Accounts receivable                               (104,162)              (144,077)
     Prepaid expenses                                     5,688                (22,702)
   Increase (decrease) in operating liabilities
     Accounts payable and accrued expenses              540,096                302,309
     Due to managing general partner and affiliate       80,029                  7,199
     Converter deposits                                  (3,296)                (7,817)
     Subscriber prepayments                             (25,935)               (57,565)

                                                     -----------           ------------
Net cash from operating activities                    1,923,180              1,265,049
                                                     -----------           ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment, net                (813,489)              (404,888)
Purchase of radio station                                    -                (500,000)
Purchase of cable television system                          -                (108,444)
                                                     -----------           ------------
Net cash used in investing activities                  (813,489)            (1,013,332)
                                                     -----------           ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on borrowings                       (643,843)              (976,355)
Distributions to partners                               (74,439)              (111,659)
Loan fees and other costs incurred                      (26,353)               (62,480)
Repurchase of limited partner interest                       -                      -

                                                     -----------           ------------
Net cash from (used in) financing activities           (744,635)            (1,150,494)
                                                     -----------           ------------

DECREASE IN CASH                                       (744,635)              (898,777)

CASH, beginning of period                               241,713              1,152,286

                                                     -----------           ------------
CASH, end of period                                  $  606,769            $   253,509
                                                     ===========           ============


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

   Cash paid during the period for interest          $  885,896            $ 1,009,174
                                                     ===========           ============



The accompanying note to unaudited financial statements is an integral part of these statements

             NORTHLAND CABLE PROPERTIES FIVE LIMITED PARTNERSHIP

                  NOTE TO UNAUDITED FINANCIAL STATEMENTS


(1) These unaudited financial statements are being filed in conformity with Rule 10-01 of Regulation S-X regarding interim financial statement disclosure and do not contain all of the necessary footnote disclosures required for a fair presentation of the Balance Sheets, Statements of Operations and Statements of Cash Flows in conformity with generally accepted accounting principles. However, in the opinion of management, this data includes all adjustments, consisting only of normal recurring accruals, necessary to present fairly the Partnership's financial position at September 30, 1996 and December 31, 1995, its Statements of Operations for the nine and three months ended September 30, 1996 and 1995, and its Statements of Cash Flows for the nine months ended September 30, 1996 and 1995. Results of operations for these periods are not necessarily indicative of results to be expected for the full year.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Cable television revenues totaled $2,260,127 for the three months ended September 30, 1996, representing an increase of approximately 19% over the same period in 1995. Of these revenues, $1,588,779 (70%) was derived from basic service charges, $232,746 (10%) from premium services, $197,493 (9%) from tier services, $44,737 (2%) from installation charges, $43,657 (2%) from service maintenance contracts and $152,715 (7%) from other sources. The growth in revenue is mainly attributable to the acquisition of the Ellenboro, NC and Gilkey/Harris, NC systems and rate increases placed into effect the latter part of 1995.

As of September 30, 1996, the Partnership's systems served approximately 22,900 basic subscribers, 8,600 premium subscribers and 9,800 tier subscribers.

Cable television operating expenses totaled $207,630 for the three months ended September 30, 1996, an increase of 3% over the same period in 1995. This is mainly due to the acquisition of the Ellenboro, NC and Gilkey/Harris, NC systems offset by a portion of the operating expenses charged to an affiliated entity as a result of shared operating personnel and expenses.

Cable television general and administrative expenses totaled $576,171 for the three months ended September 30, 1996, representing an increase of approximately 15% over the same period in 1995. This is due to the acquisition of the Ellenboro, NC and Gilkey/Harris, NC systems and increases in revenue based expenses (i.e., franchise fees, management fees, copyright fees) which is consistent with the revenue growth noted above.

Cable television programming expenses totaled $575,747 for the three months ended September 30, 1996, reflecting an increase of approximately 24% over the same period in 1995. This is mainly due to the increased subscribers as a result of the purchase of the Ellenboro, NC and Gilkey/Harris, NC systems, higher costs charged by program suppliers and additional salary and benefit costs related to local programming and advertising support.

The radio station operations included revenues of $83,183 derived primarily from advertising sales. Radio operation expenses are primarily comprised of programming and salary and benefit costs.

Cable television depreciation and amortization expense increased approximately 14% as compared to the same period in 1995. This is mainly due to depreciation and amortization on plant, equipment and intangible assets acquired from the purchase of the Ellenboro, NC and Gilkey/Harris, NC systems.

Interest expense for the three months ended September 30, 1996 increased approximately 22% as compared to the same period in 1995. The average bank debt outstanding increased from $16,848,000 during the third quarter of 1995 to $21,182,000 during the third quarter of 1996 due to increased borrowings to finance the acquisition of the Ellenboro, NC and Gilkey/Harris, NC systems. In addition, the Partnership's effective interest rate decreased from approximately 8.43% during the third quarter of 1995 to 8.22% during the third quarter of 1996.

Liquidity and Capital Resources

The Partnership's primary source of liquidity is cash flow provided from operations. Based on management's analysis, the Partnership's cash flow from operations is sufficient to cover future operating costs, debt service and planned capital expenditures.

Under the terms of the Partnership's loan agreement, the Partnership has agreed to restrictive covenants which require the maintenance of certain ratios including a maximum ratio of senior debt to annualized operating cash flow of
5.75 to 1 and a minimum ratio of annualized operating cash flow to fixed charges of 1.00 to 1. As of September 30, 1996 the Partnership was in compliance with its required financial covenants.

The balance outstanding under the credit facility is $20,994,054. As of the date of this filing, interest rates on the credit facility were as follows:
$16,250,000 fixed at 7.995% under the terms of an amortizing interest rate swap agreement expiring December 8, 1997; and $4,700,000 fixed at 7.945% under the terms of an interest rate swap agreement expiring January 13, 1997. The balance of $44,054 bears interest at the prime rate plus 1 3/8% (currently 9.625%). The above rates include a margin paid to the lender based on overall leverage, and may decrease if the Partnership's leverage decreases.

Capital Expenditures

During the third quarter of 1996, the Partnership incurred approximately $398,000 in capital expenditures including the fiber optic interconnect of two systems in the Forest City, NC area and purchase of land for a new office site in the Corsicana, TX system.

Planned expenditures for the balance of 1996 include system upgrades in the Cedar Creek, TX system; completion of the fiber optic interconnect of two systems in the Forest City, NC area; and vehicle replacements and line extensions in various systems.

Effects of Regulation

Regulation Overview. The Partnership's business is subject to intensive regulation at the federal and local levels, and to a lesser degree, at the state level. The FCC, the principal federal regulatory agency with jurisdiction over cable television, is responsible for implementing federal policies such as rate regulation, cable system relations with other communications media, cross-ownership, signal carriage, equal employment opportunity and technical performance. Portions of the regulatory framework that impact the Partnership's operations are summarized below.

The 1996 Act. On February 8, 1996, the Telecommunications Act of 1996 (the "1996 Act") was enacted which dramatically changed federal telecommunications laws and the future competitiveness of the telecommunications industry. Many of the changes called for by the 1996 Act will not take effect until the FCC issues new regulations which, in some cases, may not be completed for a few years. Because of this, the full impact of the 1996 Act o the Partnership's operations cannot be determined at this time. A summary of certain provisions affecting the Partnership's operations follows:

Regulation of rates other than the basic service tier has been eliminated for small cable systems served by small companies. Small cable systems are those having 50,000 or fewer subscribers served by companies with fewer than one percent of national cable subscribers (approximately 600,000). The Partnership qualifies as a small company and all of the Partnership's cable systems qualify as small cable systems. Basic service tier rates remain subject to regulation by the local franchising authority under most circumstances until effective competition exists. The 1996 Act expands the definition of effective competition to include the offering of video programming services directly to subscribers in a franchised area by the local exchange carrier, its affiliates, or any multichannel video programming distributor which uses the facilities of the local exchange carrier. No penetration criteria exists that triggers the presence of effective competition under these circumstances.

The 1996 Act allows telephone companies to offer video programming directly to customers in their service areas immediately upon enactment. They may provide video programming as a cable operator fully subject to the 1996 Act, or a radio-based multichannel programming distributor not subject to any provisions of the 1996 Act, or through non-franchised "open video systems" offering non-discriminatory capacity to unaffiliated programmers, subject to selected provisions of the 1996 Act.

The 1996 Act also addresses various other aspects of providing cable television service including prices for equipment, discounting of rates to multiple dwelling units, lifting of anti-trafficking restrictions, cable-telephone cross ownership provisions, pole attachment rate formulas, rate uniformity, program access, scrambling and censoring of public, educational and governmental access channels and leased access channels.

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

As of the date of this filing, no local franchising authorities have elected to certify but no requests for rate justifications have been received from franchise authorities.

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

(b) No reports on Form 8-K have been filed during the quarter ended September 30, 1996.

                                    SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

              NORTHLAND CABLE PROPERTIES FIVE LIMITED PARTNERSHIP

                   BY:  Northland Communications Corporation,
                        Managing General Partner


Dated:      11/6/96         BY:  /s/ RICHARD I. CLARK
        -----------------            ----------------------------
                                    Richard I. Clark
                                    (Vice President/Treasurer)



Dated:      11/6/96         BY:  /s/ GARY S. JONES
        -----------------            ----------------------------
                                     Gary S. Jones
                                     (Vice President)