Form 10-K
period 1996-12-31
NORTHLAND CABLE PROPERTIES FIVE LTD PARTNERSHIP
filed 1997-03-31
CIK 776730

              FORM 10-K.--ANNUAL REPORT PURSUANT TO SECTION 13 OR
                  15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
               (As last amended in Rel. No. 34-29354 eff. 7-1-91.)

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
                   For the fiscal year ended DECEMBER 31, 1996

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
                For the transition period from _______to________

                         Commission file number 0-16065

               NORTHLAND CABLE PROPERTIES FIVE LIMITED PARTNERSHIP
             (Exact name of registrant as specified in its charter)

          STATE OF WASHINGTON                             91-1302403
    (State or other jurisdiction of                    (I.R.S. Employer
     incorporation or organization)                   Identification No.)

     3600 WASHINGTON MUTUAL TOWER
1201 THIRD AVENUE, SEATTLE, WASHINGTON                       98101
(Address of principal executive offices)                   (Zip Code)

       Registrant's telephone number, including area code: (206) 621-1351

           Securities registered pursuant to Section 12(b) of the Act:

     Title of each class         Name of each exchange on which registered
           (NONE)                                  (NONE)

           Securities registered pursuant to Section 12(g) of the Act:

                      UNITS OF LIMITED PARTNERSHIP INTEREST
                                (Title of class)

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

         (3)      Form 8-K dated September 29, 1994.

         (4)      Form 10-Q Quarterly Report for period ended September 30,
                  1995.

This filing contains ____ pages. Exhibits Index appears on page ____. Financial Statements/Schedules Index appears on page ____.

Cautionary statement for purposes of the "Safe Harbor" provisions of the Private Litigation Reform Act of 1995. Statements contained or incorporated by reference in this document that are not based on historical fact are "forward-looking statements" within the meaning of the Private Securities Reform Act of 1995. Forward-looking statements may be identified by use of forward-looking terminology such as "believe," "intends," "may," "will," "expect," "estimate," "anticipate," "continue," or similar terms, variations of those terms or the negative of those terms.

                                     PART I

ITEM 1.   BUSINESS

         Northland Cable Properties Five Limited Partnership (the "Partnership") is a Washington limited partnership consisting of two general partners (the "General Partners") and approximately 995 limited partners as of December 31, 1996. Northland Communications Corporation, a Washington corporation, is the Managing General Partner of the Partnership (referred to herein as "Northland" or the "Managing General Partner"). FN Equities Joint Venture, a California general partnership, is the Administrative General Partner of the Partnership (the "Administrative General Partner").

         Northland was formed in March 1981 and is principally involved in the ownership and management of cable television systems. Northland currently manages the operations and is the General Partner for cable television systems owned by 5 limited partnerships. Northland is also the parent company of Northland Cable Properties, Inc. which was formed in the February 1995 and is principally involved in direct ownership of cable television systems. Northland is a subsidiary of Northland Telecommunications Corporation ("NTC"). Other subsidiaries of NTC include:

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

         The Partnership was formed on August 19, 1985 and began operations in 1985 with the acquisition of a cable television system serving several communities and contiguous areas surrounding Cedar Creek, Texas (the "Cedar Creek System"). In 1986, the Partnership purchased cable television systems located in Lamesa, Texas and surrounding areas (the "Lamesa System"), and in western North Carolina (the "Forest City System"). In September 1994 the Partnership purchased a cable television system in Corsicana, Texas (the "Corsicana System"). In December 1995, the Partnership acquired cable television systems serving communities in the Ellenboro, Bostic, Gilkey and Harris, North Carolina areas (the "Phoenix Systems")(collectively herein referred to as the "Systems"). As of December 31, 1996, the total number of basic subscribers served by the Systems was 22,714, and the Partnership's penetration rate (basic subscribers as a percentage of homes passed) was approximately 61% as compared to an industry average of approximately 64%, as reported by PAUL KAGAN ASSOCIATES, INC.

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

         The Partnership serves the communities and surrounding areas of Lamesa, Cedar Creek and Corsicana, Texas, as well as Forest City, North Carolina. The following is a description of the areas:

         Lamesa, TX: Lamesa is the county seat of Dawson County, Texas. Its economy is largely based on agriculture and livestock. Total cultivated acreage in Dawson County is estimated at over 500,000 acres, with cotton being the principal crop. Certain information regarding the Lamesa, TX system as of December 31, 1996 is as follows:

                  Basic Subscribers                           3,302
                  Tier Subscribers                            1,396
                  Premium Subscribers                         1,109
                  Estimated Homes Passed                      4,100

         Cedar Creek, TX: The eight communities served by the Cedar Creek System are scattered around Cedar Creek Lake, a man-made reservoir created in 1967 to provide water to Fort Worth, Texas. The 33,750-acre lake is a recreation attraction and provides residents and weekenders with opportunities for fishing, camping, boating and other water sports. Although tourism is the primary growth industry, many residents commute to Dallas on a daily basis. Certain information regarding the Cedar Creek, TX system as of December 31, 1996 is as follows:

                  Basic Subscribers                           4,013
                  Tier Subscribers                              969
                  Premium Subscribers                         1,139
                  Estimated Homes Passed                      8,300

         Forest City, NC: The communities served by the Forest City System are all located in Rutherford County, North Carolina, in the industrial Piedmont section of North Carolina and the Blue Ridge Mountains. In the midst of the county lies Forest City, atop a hill, with the smaller surrounding communities served by the Forest City System located within close proximity. Rutherford County is in an area generally referred to as the "Thermal Belt" region. This region is known for its year-round moderate climate. Initially, this climate created ideal conditions for a prosperous agricultural economy, which remains a strong contributor to the local economy. More recently, the area has been enjoying growth in industrial development. Certain information regarding the Forest City, NC system as of December 31, 1996 is as follows:

                  Basic Subscribers                           9,249
                  Tier Subscribers                            6,834
                  Premium Subscribers                         3,540
                  Estimated Homes Passed                     15,000

         Corsicana, TX: The Corsicana system serves the community of and contiguous areas surrounding Corsicana, Texas located in north central Texas on I-45 between Dallas (53 miles) and Houston (187 miles). Founded in 1848, the city flourished with the expansion of railroads, discovery of oil in 1894 and subsequent oil booms. Corsicana was the site of the first oil refinery in Texas, built by Magnolia Oil in 1897. From those beginnings came Mobil Oil whose parent company was Magnolia. Texaco Oil also traces its beginnings to Corsicana. Today, Corsicana is the host city for Texas' newest and largest recreational area, Richland Chambers Lake. The city also encompasses the 117-acre main campus of Navarro College, which contains a population of approximately 3,000 students. Certain information regarding the Corsicana, TX system as of December 31, 1996 is as follows:

                  Basic Subscribers                            6,150
                  Tier Subscribers                               435
                  Premium Subscribers                          2,921
                  Estimated Homes Passed                      10,100

         The Partnership had 37 employees as of December 31, 1996. Management of these systems is handled through offices located in the towns of Gun Barrel City (Cedar Creek), Lamesa and Corsicana, Texas and Forest City, North Carolina. Pursuant to the Agreement of Limited Partnership, Partnership reimburses the Managing General Partner for time spent by the Managing General Partner's accounting staff on Partnership accounting and bookkeeping matters. (See Item 13(a) below.)

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

         Partnership revenues are derived primarily from monthly payments received from cable television subscribers. Subscribers are divided into three categories: basic subscriberstier subscribers and premium subscribers. "Basic subscribers" are households that subscribe to the basic level of service, which generally provides access to the three major television networks (ABC, NBC and CBS), a few independent local stations, PBS (the Public Broadcasting System) and certain satellite programming services, such as ESPN, CNN or The Discovery Channel. "Tier subscribers" are households that subscribe to an additional level of certain programming services, the content of which varies from system to system. "Premium subscribers" are households that subscribe to one or more "pay channels" in addition to the basic service. These pay channels include such services as Showtime, Home Box Office, Cinemax, Disney or The Movie Channel.

COMPETITION

         Due to factors such as the non-exclusivity of the Partnership's franchises, recent regulatory changes and Congressional action, the rapid pace of technological developments, and the adverse publicity received by the cable industry over recent years regarding the lack of competition, there is a substantial likelihood that the Partnership's systems will be subject to a greater degree of competition in the future.

         Other Entertainment Alternatives The Partnership's systems compete with other communications and entertainment media, including conventional over-the-air television broadcasting stations. Cable television service was first offered as a means of improving television reception in markets where terrain factors or remoteness from major cities limited the availability of over-the-air television broadcasts. In some of the areas served by the Partnership's systems, several of the broadcast television channels can be adequately received off-air. The extent to which cable television service is competitive with broadcast stations depends in significant part upon the cable television system's ability to provide an even greater variety of programming than is available off-air.

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

         On December 10, 1992, the FCC commenced a rulemaking in which a new wireless multichannel video service is proposed to be created. The proposed new service is called the Local Multichannel Distribution Service ("LMDS") and will operate in the 27.5 - 29.5 MHz frequency band. LMDS providers, as the FCC currently proposes, would have no restrictions on the kinds of service that may be offered. No major technological advances which would adversely affect the Partnership's business have been made during 1996.

         The Partnership experienced competition from an MMDS operator in the Lamesa system during 1996. This resulted in the loss of approximately 300 subscribers. These losses were concentrated during the initial start up phase of the MMDS operator as the area was heavily marketed. During the fourth quarter of 1996 the Lamesa system gained approximately 20 basic subscribers.

         Although the Partnership overall has not experienced material subscriber losses to MMDS there can be no assurance, that future competition brought about by MMDS, LMDS and other wireless technologies will not have a material adverse effect on Partnership operations. As noted below, the recent Congressional legislation, among other things, is designed to make programming that is currently available to the cable television industry available to other technologies to foster the growth of alternative video programming delivery services.

         Satellite Delivered Services Additional competition exists from private cable television systems serving condominiums, apartment complexes and other private residential developments. The operators of these private systems, generally referred to as Satellite Master Antenna Television ("SMATV") providers, often enter into exclusive agreements with apartment building owners or homeowner's associations that preclude operators of franchised cable television systems from serving residents of such private complexes. Due to the widespread availability of reasonably priced satellite signal reception dishes or earth stations, SMATV systems now can offer both improved reception of local television station and many of the same satellite-delivered programming services that are offered by franchised cable television systems. Moreover, SMATV systems generally are free of the regulatory burdens imposed on franchised cable television systems. Although a number of states and some municipalities have enacted laws and ordinances to afford operators of franchised cable television systems access to private complexes, several of such laws and ordinances have been challenged successfully in the courts, and others are under attack. Because the Partnership generally has been able to enter into access agreements with owners of private complexes, in Management's opinion, successful challenges to access statutes would not have a material adverse effect on the operations of the Partnership.

         Reasonably priced earth stations designed for private home use now enable individual households to receive many of the satellite-delivered programming services formerly available only to cable television subscribers. Many satellite programmers now encode their signals in order to allow reception only by means of authorized decoding equipment.

         Direct broadcast satellite ("DBS") service consists of satellite services that focus on delivering programming services directly to homes using high-power signals transmitted by satellites to receiving facilities located on the premises of subscribers. With an antenna as small as 18 inches, a DBS customer can receive a hundred or more programming signals. Using a national base of subscribers, it is possible that DBS companies may be able to offer new and highly specialized services which may not be available to the cable television industry, but as channel capacity and penetration of cable television systems increase, the cable industry is expected to have the ability to offer additional services as well. Because DBS systems deliver their services using satellite technology, they may not be able to economically provide services that are of local interest to their subscribers, and may not be able to maintain a local presence, which is considered a significant advantage in developing and maintaining subscriber support.

         During 1996, the Partnership did not experience any significant subscriber loss to DBS. There can be no assurance, however, that future competition brought about by DBS will not have a material adverse impact on Partnership operations.

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

         In July 1991, the U.S. District Court responsible for the Modified Final Judgment lifted the prohibition on the provision of information services by the RBOCs. As a result, the RBOCs were allowed to acquire or construct cable television systems outside of their own service areas. Another federal court held that the cable/telco cross-ownership prohibitions unconstitutionally abridge the First Amendment rights of the RBOCs and other telephone companies. Several RBOCs have entered into agreements to purchase cable television systems outside their service areas. Management believes that such purchases of existing cable television systems do not represent a significant competitive threat to the Partnership.

         In July 1992, the FCC voted to authorize additional competition to cable television by video programmers using broadband common carrier facilities constructed by telephone companies. The FCC allowed telephone companies to take ownership interests of up to 5% in such programmers. Several telephone companies have sought approval from the FCC to build such systems and several experimental systems have been approved by the FCC. No such systems were proposed in a community in which the Partnership holds a cable franchise.

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

         The 1992 Cable Act. On October 5, 1992, Congress enacted the Cable Television Consumer Protection and Competition Act of 1992 (the "1992 Cable Act"), which significantly increased regulation of the cable television industry. The 1992 Cable Act became generally effective on December 4, 1992, although certain provisions became effective at later dates. The 1992 Cable Act represented a significant change in the regulatory framework under which cable television systems operate and has had and likely will continue to have a significant impact on the cable industry and the Partnership's business.

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

         The 1992 Cable Act requires each cable system to establish a basic service tier consisting, at a minimum, of all local broadcast signals and all non-satellite delivered distant broadcast signals which the system wishes to carry, and all public, educational and governmental access programming. On April 1, 1993, the FCC adopted its initial regulations governing rates for the basic service tier. Under the regulations adopted by the FCC on April 1, 1993, local franchising authorities, after meeting certain requirements, were authorized to require cable operators to reduce the rates for the basic service tier by up to 10 percent from the rates in effect on September 30, 1992, if those rates exceed a per-channel benchmark established by the FCC. Local franchising authorities also were empowered to regulate the rates charged for installation and lease of the equipment used by subscribers to receive the basic service tier and the installation and monthly use of connections for additional television sets.

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

         As part of the implementation of the new regulations, the FCC froze all rates in effect on April 5, 1993 until May 15, 1994, except rates for premium and pay-per-view programming services and equipment. On February 22, 1994, the FCC adopted rules that modified, among other things, the FCC's benchmark system for determining the maximum rates for regulated services on cable systems not subject to effective competition. In addition to adopting new, lower benchmark levels, the FCC's regulations (i) allowed local franchising authorities to require cable operators to reduce the rate for the basic service tier by up to 17 percent from the rates in effect on September 30, 1992 if those rates exceed the new per-channel benchmarks by that amount, and (ii) allowed the FCC, in response to a complaint, to require cable operators to reduce the rates for CPST's by up to 17 percent from the rates in effect on September 30, 1992 if those rates exceed the new per-channel benchmarks by that amount.

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

         The 1992 Cable Act also provides that the consent of most television stations (except satellite-delivered television stations that were provided to the cable television industry as of May 1, 1991, and noncommercial stations) would be required before a cable system could retransmit their signals. Alternatively, a television station could elect to exercise must-carry rights. Must-carry rights entitle a local broadcast station to demand carriage on a cable system, and a system generally is required to devote up to one-third of its channel capacity for the carriage of local stations. Litigation challenging the constitutionality of the mandatory broadcast signal carriage requirements of the 1992 Cable Act is currently pending before the United States Supreme Court. The must-carry rules will remain in effect during the pendency of the proceedings before the United States Court. If must-carry requirements withstand judicial review, the requirements may cause displacement of more attractive programming. If retransmission consent requirements withstand judicial review and broadcast stations require significant monetary payments for cable system carriage of their signals, the cost of such signal carriage may adversely affect the Partnership's operations.

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

         The 1996 Act. On February 8, 1996, the Telecommunications Act of 1996 (the "1996 Act") was enacted which dramatically changed federal telecommunications laws and the future competitiveness of the industry. Many of the changes called for by the 1996 Act will not take effect until the FCC issues new regulations which, in some cases, may not be completed for several years. Because of this, the full impact of the 1996 Act on the Partnership's operations cannot be determined at this time. A summary of certain provisions affecting the cable television industry follows.

         FCC regulation of rates for cable programming service tiers (i.e., cable programming carried on a level other than the basic service tier or offered on a pay-per-channel or pay-per-view basis) ("CPST") has been eliminated for small cable systems served by small companies. Small cable systems are those having 50,000 or fewer subscribers served by companies with fewer than one percent of national cable subscribers (approximately 600,000). All of the Partnership's cable systems qualify as small cable systems. Basic service tier rates remain subject to regulation by the local franchising authority under most circumstances until effective competition exists. The 1996 Act expands the definition of effective competition to include the offering of video programming services directly to subscribers in a franchised area by the local exchange carrier (i.e. local telephone company), its affiliates, or any multichannel video programming distributor which uses the facilities of the local exchange carrier. No penetration criteria exists that triggers the presence of effective competition under these circumstances.

         The 1996 Act allows telephone companies to offer video programming directly to customers in their service areas immediately upon enactment. They may provide video programming as a cable operator fully subject to the 1996 Act, or a radio-based multichannel programming distributor not subject to any provisions of the 1996 Act, or through non-franchised "open video systems" offering non-discriminatory capacity to unaffiliated programmers, subject to selected provisions of the 1996 Act. Although Management's current opinion is that there is low probability of competition from telcos in rural areas in the near future, there are no assurances such competition will not materialize.

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

ITEM 2.   PROPERTIES

         The Partnership's cable television system offices are located in and around Gun Barrel City (Cedar Creek), Lamesa and Corsicana, Texas and Forest City, North Carolina. The principal physical properties of the Systems consist of system components (including antennas, coaxial cable, electronic amplification and distribution equipment), motor vehicles, miscellaneous hardware, spare parts and real property, including land and buildings. The Partnership's cable plant passed approximately 37,500 homes as of December 31, 1996. Management believes that the Partnership's plant passes all areas which are currently economically feasible to service. Future line extensions depend upon the density of homes in the area as well as available capital resources for the construction of new plant. (See Part II. Item 7. Liquidity and Capital Resources.)

ITEM 3.   LEGAL PROCEEDINGS

         None.

ITEM 4.   SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

         None.

                                     PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
          MATTERS

             (a) There is no established public trading market for the Partnership's units of limited partnership interest.

             (b) The approximate number of equity holders as of December 31, 1996, is as follows:

                                    Limited Partners:      995

                                    General Partners:        2

             (c) During 1996, the Partnership made cash distributions of $73,694 to the limited partners and $744 to the Managing General Partner. The limited partners have received in the aggregate in the form of cash distributions $5,650,553 on total initial contributions of $7,500,000 as of December 31, 1996. As of December 31, 1996, the Partnership had repurchased $130,500 of limited partnership units ($500 per unit). Future distributions depend upon results of operations, leverage ratios and compliance with financial covenants required by the Partnership's lender.

ITEM 6.   SELECTED FINANCIAL DATA

                                                 Years ended December 31,
                         -----------------------------------------------------------------------
                             1996           1995           1994           1993           1992
                         -----------    -----------    -----------    -----------    -----------
SUMMARY OF OPERATIONS:

Revenue                  $ 9,244,966    $ 7,897,009    $ 5,598,494    $ 4,724,194    $ 4,192,847
Operating income           1,170,445        525,779        713,552        876,579        755,807
Loss on disposal of
  plant                     (166,840)       (14,795)             0              0       (188,545)
Net income (loss)           (727,733)      (989,380)       (37,786)       314,706        (69,680)
Net income (loss) per
  limited partner unit
  (weighted average)             (49)           (66)            (3)            21             (5)
Cumulative tax losses
  per limited partner
  unit                          (566)          (494)          (456)          (480)          (540)


                                                         December 31,
                         ---------------------------------------------------------------------------
                             1996            1995            1994           1993            1992
                         ------------    ------------    ------------    -----------    ------------
BALANCE SHEET DATA:

Total assets             $ 16,683,277    $ 17,951,250    $ 15,099,388    $ 6,270,667    $  6,930,346
Notes payable              20,819,461      21,660,989      17,745,642      9,083,146       9,898,301
Total liabilities          22,165,350      22,631,152      18,641,032      9,591,252      10,399,329
General partners'
  deficit                    (156,748)       (148,727)       (137,346)      (137,475)       (137,124)
Limited partners'
  deficit                  (5,325,325)     (4,531,175)     (3,404,298)    (3,185,110)     (3,331,859)
Distributions per
  limited partner unit              5              10              10             10              10
Cumulative distribu-
  tions per limited
  partner unit                    378             373             363            353             343

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS


         1996 AND 1995

         Total revenue for the year ended December 31, 1996 reached $9,244,966, representing an increase of approximately 17% over 1995 revenue. This increase stems from a full year of operations for the Phoenix Systems which were acquired in December of 1995. Of the 1996 revenue, $6,237,969 (68%) is derived from subscriptions to basic service, $932,331 (10%) from subscriptions to premium services, $769,223 (8%) from tier service subscriptions, $371,983 (4%) from advertising, $171,655 (2%) from installation charges, $174,695 (2%) from service maintenance revenue and $587,110 (6%) from other sources.

                                   1996      1995      1994      1993      1992
                                   ----      ----      ----      ----      ----
Basic Rate                        $22.10    $20.85    $20.15    $19.90    $19.20
Tier Rate                           7.05      5.35      3.80      3.25      2.20
HBO Rate                           11.70     11.30     10.75     10.75      9.65
Cinemax Rate                        6.80      7.00      7.15      7.35      7.50
Showtime Rate                      10.85     10.95     10.50     10.50      8.50
Movie Channel Rate                  8.70      9.00      8.50      8.50      8.50
Disney Rate                         8.15      7.75      7.50      7.50      7.50
Additional
  Outlet Rate                       --        --        --        --        3.56
Service Contract
  Rate                              2.75      2.90      3.10      3.15      --


         Operating expenses totaled $823,200 for 1996, representing an increase of approximately 9% over 1995. This is primarily due to the addition of employees from the purchase of the Phoenix Systems as well as increases in salary and benefit costs for all employees. Salary and benefit costs are the major components of operating expenses. Employee wages are reviewed annually, and in most cases increased based on cost of living adjustments and other factors. Therefore, Management expects the trend of increases in operating expenses to continue.

         General and administrative expenses totaled $2,437,295 for 1996, representing an increase of approximately 20% over 1995. This is mainly due to the acquisition of the Phoenix Systems, increased salary and benefit costs, and increases in revenue based expenses, such as franchise fees and management fees. Significant administrative expenses are based on Partnership revenues. Therefore, as the Partnership's revenues increase, the trend of increased administrative expenses is expected to continue.

         Programming expenses totaled $2,426,483 for 1996, representing an increase of 19% over 1995. Approximately 50% of the increase is attributable to subscriber based expenses associated with the acquisition of the Phoenix Systems. Approximately 10% of the increase relates to advertising expenses. The remaining increase is the result of higher costs charged by various program suppliers, and additional salary and benefit costs related to local programming support. Programming expenses mainly consist of payments made to the suppliers of various cable programming services. As these costs are based on the number of subscribers served, future subscriber increases will cause the trend of programming expense increases to continue. In addition, rate increases from program suppliers, as well as fees due to the launch of additional channels, will contribute to the trend of increased programming costs.

         Depreciation and amortization expense decreased from $2,544,097 in 1995 to $2,387,543 in 1996 (approximately 7%). This is mainly due to the Phoenix System being acquired at the end of 1995 offset by several assets becoming fully depreciated in early 1996.

         Interest expense increased from $1,505,965 in 1995 to $1,740,313 in 1996 (approximately 16%). The Partnership's average debt balance increased from approximately $19,477,652 in 1995 to $21,275,304 in 1996, mainly due to increased borrowing to finance the acquisition of the Phoenix Systems in December 1995. In addition, the Partnership's effective interest rate increased from approximately 7.73% in 1995 to approximately 8.00% in 1996.

        In 1996, the Partnership generated a net loss of $727,733. The operating losses incurred by the Partnership historically are a result of significant non-cash charges to income for depreciation and amortization. Prior to the deduction for these non-cash items, the Partnership has generated positive operating income in each of the past three years ending December 31. Management anticipates that this trend will continue, and that the Partnership will continue to generate net operating losses after depreciation and amortization until a majority of the Partnership's assets are fully depreciated.

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

EFFECTS ON REGULATION

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

         On February 8, 1996, the Communications Act of 1996 (the "1996 Act") became law. The 1996 Act will eliminate all rate regulation on CPST's of small cable systems, defined by the 1996 Act as systems serving fewer than 50,000 subscribers owned by operators serving fewer than 1% of all subscribers in the United States (approximately 600,000 subscribers). All of the Partnership's cable systems qualify as small cable systems. Many of the changes called for by the 1996 Act will not take effect until the FCC issues new regulations, a process that could take from several months to a few years depending on the complexity of the required changes and the statutory time limits. Because of this, the full impact of the 1996 Act on the Partnership's operations cannot be determined at this time.

         As of the date of this filing, no local franchising authorities have elected to certify and no formal requests for rate justifications have been received from franchise authorities. Based on Management's analysis, the basic service tier rates charged by these systems are within the maximum rates allowed under FCC rate regulations.

LIQUIDITY AND CAPITAL RESOURCES

         During 1996, the Partnership's primary source of liquidity was cash flow from operations. The Partnership generates cash on a monthly basis through the monthly billing of subscribers for cable services. Losses from uncollectible accounts have not been material. During 1996, cash generated from monthly billings was sufficient to meet the Partnership's needs for working capital, capital expenditures (excluding acquisitions) and debt service. Management's projections for 1997 show that the cash generated from monthly subscriber billings should be sufficient to meet the Partnership's working capital needs, as well as meeting the debt service obligations of its bank loan.

         The Partnership's credit facility provides for a maximum outstanding balance of $23,000,000. The term loan matures March 31, 2001 and includes graduated quarterly principal payments. As of the date of this filing, the Partnership's term loan balance was $20,806,544. As of the date of this filing, interest rates on the credit facility were as follows: $15,875,000 fixed at 7.995% under the terms of a self-amortizing interest rate swap agreement with the Partnership's lender expiring December 8, 1997 and $4,700,000 at a LIBOR based rate of 8.285% expiring July 10, 1997. The balance of $231,554 bears interest at the prime rate plus 1 3/8% (currently 9.625%). The above rates include a margin paid to the lender based on overall leverage and may increase or decrease as the Partnership's overall leverage fluctuates.

         At December 31, 1996, the Partnership was required under the terms of its credit agreement to maintain certain financial ratios including a Maximum Leverage Ratio of 5.50 to 1 and an Interest Coverage Ratio of 1.75 to 1. At December 31, 1996, the Partnership was in compliance with all covenants of its loan agreement.

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

CAPITAL EXPENDITURES

         During 1996, the Partnership incurred approximately $1,016,000 on capital expenditures. These expenditures include fiber interconnection and system repair from ice storm damage in the Forest City, NC system, a tier launch in the Corsicana, TX system and vehicle replacements in various systems.

         Management estimates that the Partnership will spend approximately $1,115,000 on capital expenditures during 1997. These expenditures include continuation of a system upgrade to 330 MHz and installation of a fiber optic backbone in the Cedar Creek, TX system, vehicle replacement in the Forest City, NC system, construction of a new office building in the Corsicana, TX system as well as line extensions in various systems.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The audited financial statements of the Partnership for the years ended December 31, 1996, 1995 and 1994 are included as a part of this filing (see Item 14(a)(1) below).

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

         JOHN S. WHETZELL (AGE 55). Mr. Whetzell is the founder of Northland Communications Corporation and has been President since its inception and a Director since March 1982. Mr. Whetzell became Chairman of the Board of Directors in December 1984. He also serves as President and Chairman of the Board of Northland Telecommunications Corporation and each of the subsidiaries. He has been involved with the cable television industry for over 22 years and currently serves as a director on the board of the Cable Telecommunications Association, a national cable television association. Between March 1979 and February 1982 he was in charge of the Ernst & Whinney national cable television consulting services. Mr. Whetzell first became involved in the cable television industry when he served as the Chief Economist of the Cable Television Bureau of the Federal Communications Commission (FCC) from May 1974 to February 1979. He provided economic studies to support the deregulation of cable television both in federal and state arenas. He participated in the formulation of accounting standards for the industry and assisted 1996 the FCC in negotiating and developing the pole attachment rate formula for cable television. His undergraduate degree is in economics from George Washington University, and he has an MBA degree from New York University.

         JOHN E. IVERSON (AGE 60). Mr. Iverson is the Assistant Secretary of Northland Communications Corporation and has served on the Board of Directors since December 1984. He also serves on the Board of Directors of Northland Telecommunications Corporation and each of its subsidiaries. He is currently a partner in the law firm of Ryan, Swanson & Cleveland, Northland's general counsel. He is a member of the Washington State Bar Association and American Bar Association and has been practicing law for more than 34 years. Mr. Iverson is the past president and a Trustee of the Pacific Northwest Ballet Association. Mr. Iverson has a Juris Doctor degree from the University of Washington.

         ARLEN I. PRENTICE (AGE 59). Since July 1985, Mr. Prentice has served on the Board of Directors of Northland Telecommunications Corporation, and he served on the Board of Directors of Northland Communications Corporation between March 1982 and July 1985. Since 1969, Mr. Prentice has been Chairman and Chief Executive Officer of Kibble & Prentice, a diversified financial services firm. Kibble & Prentice has four divisions, which include Estate Planning and Business Insurance, Financial Planning and Investments, Employee Benefit Services, and Property and Casualty Insurance. Mr. Prentice is a Chartered Life Underwriter, Chartered Financial Consultant, past President of the Million Dollar Round Table and a registered representative of Investment Management and Research. Mr. Prentice has a Bachelor of Arts degree from the University of Washington.

         MILTON A. BARRETT, JR. (AGE 62). Since April 1986, Mr. Barrett has served on the Board of Directors of Northland Telecommunications Corporation. In 1995, he retired from the Weyerhaeuser Company after thirty-four years of service with that company. At the time of his retirement he was a Vice

President of Sales and Marketing as well as chairman of Weyerhaeuser's business ethics committee. Mr. Barrett is a graduate of Princeton University magna cum laude and of the Harvard University Graduate School of Business Administration.

         RICHARD I. CLARK (AGE 39). Mr. Clark has served as Vice President of Northland since March 1982. He has served on the Board of Directors of both Northland Communications Corporation and Northland Telecommunications Corporation since July 1985. He also serves as Vice President and Director of all subsidiaries of Northland Telecommunications Corporation. Mr. Clark was elected Treasurer in April 1987, prior to which he served as Secretary from March 1982. Mr. Clark was an original incorporator of Northland and is responsible for the administration and investor relations activities of Northland, including financial planning and corporate development. From July 1979 to February 1982, Mr. Clark was employed by Ernst & Whinney in the area of providing cable television consultation services and has been involved with the cable television industry for nearly 18 years. He has directed cable television feasibility studies and on-site market surveys. Mr. Clark has assisted in the design and maintenance of financial and budget computer programs, and he has prepared documents for major cable television companies in franchising and budgeting projects through the application of these programs. In 1979, Mr. Clark graduated cum laude from Pacific Lutheran University with a Bachelor of Arts degree in accounting.

         ARTHUR H. MAZZOLA (AGE 74). Mr. Mazzola was elected to the Board of Directors of Northland Telecommunications Corporation in April 1987. From 1985 to 1990, he was Senior Vice President of Benjamin Franklin Leasing Company, Inc., an equipment lease financing company. Currently, Mr. Mazzola is serving as Business Development Coordinator for the Bank of California. Prior to his association with Benjamin Franklin Leasing Company, Mr. Mazzola served as President of Federal Capital Corporation and Trans Pacific Lease Company. Both of these companies also engaged exclusively in equipment lease financing. Mr. Mazzola is a past Board Chairman and current Trustee of the Pacific Northwest Ballet Association and current Board Member of the Dante Alighieri Society. Mr. Mazzola attended Boston University School of Business in 1943 where he studied economics.

         TRAVIS H. KEELER (AGE 56). Mr. Keeler was elected to the Board of Directors of Northland Telecommunications Corporation in April 1987. Since May 1985, he has served as President of Overall Laundry Services, Inc., an industrial laundry and garment rental firm. Mr. Keeler received a Bachelor of Arts degree from the University of Washington in 1962.

         JAMES E. HANLON (AGE 63). Since June 1985, Mr. Hanlon has been a Divisional Vice President for Northland's Tyler, Texas regional office and is currently responsible for the management of systems serving approximately 90,400 basic subscribers in Texas, Alabama and Mississippi. Prior to his association with Northland, he served as Chief Executive of M.C.T. Communications, a cable television company, from 1981 to June 1985. His responsibilities included supervision of the franchise, construction and operation of a cable television system located near Tyler, Texas. From 1979 to 1981, Mr. Hanlon was President of the CATV Division of Buford Television, Inc., and from 1973 to 1979, he served as President and General Manager of Suffolk Cablevision in Suffolk County, New York. Mr. Hanlon has also served as Vice President and Corporate Controller of Viacom International, Inc. and Division Controller of New York Yankees, Inc. Mr. Hanlon has a Bachelor of Science degree in Business Administration from St. Johns University.

         JAMES A. PENNEY (AGE 42). Mr. Penney is Vice President and General Counsel for Northland Telecommunications Corporation and each of its subsidiaries and has served in this role since September 1985. He was elected Secretary in April 1987. Mr. Penney is responsible for advising all Northland systems with regard to legal and regulatory matters, and also is involved in the acquisition and financing of new cable systems. From 1983 until 1985 he was associated with the law firm of Ryan, Swanson & Cleveland, Northland's general counsel. Mr. Penney holds a Bachelor of Arts Degree from the University of Florida and a Juris Doctor from The College of William and Mary, where he was a member of The William and Mary Law Review.

         GARY S. JONES (AGE 39). Mr. Jones is Vice President for Northland. Mr. Jones joined Northland in March 1986 as Controller and has been Vice President of Northland Telecommunications Corporation and each of its subsidiaries since October 1986. Mr. Jones is responsible for cash management, financial reporting and banking relations for Northland and is involved in the acquisition and financing of new cable systems. Prior to joining Northland, Mr. Jones was employed as a Certified Public Accountant with Laventhol & Horwath from 1980 to 1986. Mr. Jones received his Bachelor of Arts degree in Business Administration with a major in accounting from the University of Washington in 1979.

         RICHARD J. DYSTE (AGE 51). Mr. Dyste has served as Vice President-Technical Services of Northland Telecommunications Corporation and each of its subsidiaries since April 1987. Mr. Dyste is responsible for planning and advising all Northland cable systems with regard to technical performances as well as system upgrades and rebuilds. He is a past president and current member of the Mount Rainier Chapter of the Society of Cable Television Engineers, Inc. Mr. Dyste joined Northland in 1986 as an engineer and served as Operations Consultant to Northland Communications Corporation from August 1986 until April 1987. From 1977 to 1985, Mr. Dyste owned and operated Bainbridge TV Cable. He is a graduate of Washington Technology Institute.

         H. LEE JOHNSON (AGE 53). Mr. Johnson has served as Divisional Vice President for Northland's Statesboro, Georgia regional office since March 1994. He is responsible for the management of systems serving approximately 62,000 basic subscribers in Georgia, Mississippi, North Carolina and South Carolina. Prior to his association with Northland he served as Regional Manager for Warner Communications, managing four cable systems in Georgia from 1968 to 1973. Mr. Johnson has also served as President of Sunbelt Finance Corporation and was employed as a System Manager for Statesboro CATV when Northland purchased the system in 1986. Mr. Johnson has been involved in the cable television industry for nearly 28 years and is a current member of the Society of Cable Television Engineers. He is a graduate of Swainsboro Technical Institute and has attended numerous training seminars, including courses sponsored by Jerrold Electronics, Scientific Atlanta, The Society of Cable Television Engineers and CATA.

         JOHN T. WAECHTER (AGE 34). Mr. Waechter was promoted to Divisional Vice President for Western operations on January 1, 1997. He is responsible for the management of systems serving over 60,400 basic subscribers in California, Oregon, Idaho and Washington. Mr. Waechter also serves as the Director of Marketing and manages programming efforts for Northland. Prior to joining Northland in July 1995, Mr. Waechter was employed with GTE, Northwest from 1987 to 1993 as Marketing and Sales Manager. Prior to his employment with GTE, Mr. Waechter worked as Marketing Executive for the Xerox Corporation. He received a Bachelor of Arts degree in Political Science and Economics from Whitman College in 1984, and also attended the London School of Economics in 1983. Mr. Waechter received his MBA from the University of Washington in 1995.

                  Certain information regarding the officers and directors of FN Equities Joint Venture is set forth below:

         MILES Z. GORDON (AGE 49). Mr. Gordon, President and Chief Executive Officer of Financial Network Investment Corporation (FNIC), has a comprehensive background in both the securities industry and securities law and regulation. In 1972, he joined the Los Angeles office of the Securities and Exchange Commission (SEC), and in 1974 he was appointed Branch Chief of the Investment Company and Investment Advisors Examination Division. Mr. Gordon left the SEC in 1978 to practice law. Within one year, he accepted a position as Vice President of a major national securities broker/dealer firm headquartered in Long Beach, California. He subsequently accepted the presidency of this firm in early 1980. In 1983, he helped form and became President and Chief Executive Officer of FNIC. This leading firm is now one of the largest independent broker/dealers in the United States. A graduate of Michigan State University (and current board member of the Visitors for the College of Social Science for MSU), Mr. Gordon received his Juris Doctorate from the University of California at Los Angeles School of Law. He presently serves as Chairman of the Securities Industry Association Independent Contractor Firms Committee. Mr. Gordon was also Chairman and a member of the NASD District Business Conduct Committee and a former member of the NASD Board of Governors. He is past president of the California Syndication Forum and has also served on several committees for the Securities Industry Association. Mr. Gordon has appeared on television and radio programs, been featured in numerous magazine and newspaper articles as an industry spokesperson, and is a frequent speaker at many industry seminars and conventions.

         JOHN S. SIMMERS (AGE 46). Mr. Simmers, Executive Vice President and Chief Operating Officer of Financial Network Investment Corporation (FNIC), has an extensive background in the securities industry. He began his career as a reporter for Dunn and Bradstreet, then joined the National Association of Securities Dealers (NASD) in 1974. Knowledgeable in all aspects of broker/dealer regulations, operations, and products, Mr. Simmers was responsible for reviewing the activities of member firms in twelve states. Mr. Simmers left the NASD seven years later to accept a position as Vice President of the securities broker/dealer, retail, wholesale and investment advisory subsidiaries of a publicly held investment company headquartered in Long Beach, California. He left this firm in 1983 to help form and become Executive Vice President and Chief Operating Officer of FNIC. This full service broker/dealer firm has offices located across the United States. Mr. Simmers is a graduate of Ohio State University. He served on the Board of Directors of the California Association of Independent Broker/Dealers and was a member of the Real Estate Securities and Syndication Institute, the NASD District Business Conduct Committee (District 2 South), and the International Association for Financial Planning Due Diligence Steering Committee, which was organized to work toward improving the quality and consistency of due diligence in the securities industry. Mr. Simmers currently serves as a member of the NASD Direct Participation Programs Committee, and has spoken at numerous seminars and conventions.

         HARRY M. KITTER (AGE 41). Mr. Kitter has served as Controller for Financial Network Investment Corporation since 1983. Prior to this association from 1981 to 1983 he was employed as the Los Angeles Internal Audit Manager at the Pacific Stock Exchange. From 1978 to 1981, he was Senior Accountant at Arthur Young & Co., C.P.A. He holds an MBA from the University of Pittsburgh and a bachelor's degree in economics from Lafayette College, Easton, Pennsylvania.

ITEM 11.  EXECUTIVE COMPENSATION

         The Partnership does not have executive officers. However, compensation was paid to the Managing General Partner during 1996 as indicated in Note 3 of the Notes to Financial Statements--December 31, 1996 (see Items 13(a) and 14(a)(1) below). In addition, cash distributions were made to the Managing General Partner in 1996 (see Item 5(c) above).

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         (a) CERTAIN BENEFICIAL OWNERS AND MANAGEMENT. Security ownership of management as of December 31, 1996 is as follows:

                                                      AMOUNT AND NATURE
                            NAME AND ADDRESS            OF BENEFICIAL        PERCENT OF
    TITLE OF CLASS        OF BENEFICIAL OWNER             OWNERSHIP            CLASS
    --------------        -------------------             ---------            -----
  General Partner's     Northland Communications         (See Note A)       (See Note A)
      Interest          Corporation
                        1201 Third Avenue
                        Suite 3600
                        Seattle, Washington  98101

  General Partner's     FN Equities Joint Venture        (See Note B)       (See Note B)
      Interest          2780 Skypark Dr.
                        Suite 300
                        Torrance, California  90505


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

         (b) CHANGES IN CONTROL. Northland has pledged its ownership interest as Managing General Partner of the Partnership to the Partnership's lender as collateral pursuant to the terms of the term loan agreement between the Partnership and its lender.

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

         The Partnership has an operating management agreement with Northland Premier Cable Limited Partnership ("Premier"), an affiliated partnership organized and managed by Northland. Under the terms of this agreement, the Partnership serves as the exclusive managing agent for one of Premier's cable systems and is reimbursed for certain operating and administrative costs.

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

         See Note 3 of the Notes to Financial Statements--December 31, 1996 for disclosures regarding transactions with the General Partners or affiliates.

         The following schedule summarizes these transactions:


                                               FOR THE YEARS ENDED DECEMBER 31,
                                              ----------------------------------
                                                1996         1995         1994
                                              --------     --------     --------
Partnership management fees                   $533,011     $453,521     $335,910
Operating expense reimbursements               497,090      406,603      281,914
Software installation and
  billing service fees to CTB                   66,672       50,302       35,593
Programming fees to NCN                        267,021      165,281       53,296
Reimbursements to CAC for
  services                                      37,097       37,602       19,538
Amounts due to General Partner
  and affiliates at year end                   276,161      190,853       96,579

         Management believes that all of the above transactions are on terms as favorable to the Partnership as could be obtained from unaffiliated parties for comparable goods or services.

         As disclosed in the Partnership's Prospectus (which has been incorporated by reference), certain conflicts of interest may arise between the Partnership and the General Partners and their affiliates. Certain conflicts may arise due to the allocation of management time, services and functions between the Partnership and existing and future partnerships as well as other business ventures. The General Partners have sought to minimize these conflicts by allocating costs between systems on a reasonable basis. Each limited partner may have access to the books and non-confidential records of the Partnership. A review of the books will allow a limited partner to assess the reasonableness
of      these allocations. The Agreement of Limited Partnership provides that any limited partner owning 10% or more of the Partnership units may call a special meeting of the Limited Partners, by giving written notice to the General Partners specifying in general terms the subjects to be considered. In the event of a dispute between the General Partners and Limited Partners which cannot be otherwise resolved, the Agreement of Limited Partnership provides steps for the removal of a General Partner by the Limited Partners.

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

                  (c)  INDEBTEDNESS OF MANAGEMENT.  None.

                                     PART IV

ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM
           8-K

         (a)  DOCUMENTS FILED AS A PART OF THIS REPORT:

                                                                        SEQUENTIALLY
                                                                          NUMBERED
                                                                            PAGE
              (1).............................FINANCIAL STATEMENTS:

                      Report of Independent Public Accountants...........  ____

                      Balance Sheets--December 31, 1996 and 1995.........  ____

                      Statements of Operations for the years
                      ended December 31, 1996, 1995 and 1994.............  ____

                      Statements of Changes in Partners'
                      Deficit for the years ended December 31,
                      1996, 1995 and 1994................................  ____

                      Statements of Cash Flows for the years
                      ended December 31, 1996, 1995 and 1994.............  ____

                      Notes to Financial Statements--December 31,
                      1996...............................................  ____

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

                      10.25 Amended and Restated Term Loan Agreement with Provident National Bank dated September 29, 1994(7)

                      10.26 Franchise Agreement with City of Corsicana, TX - Assignment and Assumption Agreement dated August 16, 1994(8)

                      10.27 Asset Purchase Agreement between Northland Cable Properties Five Limited Partnership and PCI One, Incorporated(9)

                      10.28 Asset Purchase Agreement between Northland Cable Properties Five Limited Partnership and Phoenix Cable Income Fund(9)

                      10.29 Credit Agreement with First Union National Bank of North Carolina dated November 17, 1995(10)

                ---------------------
                     (1) Incorporated by reference from the Partnership's Form 8-A Registration Statement filed July 24, 1987.

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

                     (6) Incorporated by reference from the Partnership's Form 10-K Annual Report for the fiscal year ended December 31, 1992.

                     (7) Incorporated by reference from the Partnership's Form 8-K dated September 29, 1994.

                     (8) Incorporated by reference from the Partnership's Form 10-K Annual Report for the fiscal year ended December 3,1 994.

                     (9) Incorporated by reference from the Partnership's Form 10-Q Quarterly Report for the period ended September 30, 1995.

                     (10) Incorporated by reference from the Partnership's Form
                          10-K Annual Report for the period ended December 31, 1995.

         (b) REPORTS ON FORM 8-K. No Partnership reports on Form 8-K have been filed for the fourth quarter of the fiscal year ended December 31, 1996.

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



               NORTHLAND CABLE PROPERTIES FIVE LIMITED PARTNERSHIP

                    By: NORTHLAND COMMUNICATIONS CORPORATION
                           (Managing General Partner)


                          By /s/ John S. Whetzell        Date:
                             ---------------------------
                             John S. Whetzell, President




         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


      SIGNATURES                         CAPACITIES                            DATE
      ----------                         ----------                         -----------
/s/ John S. Whetzell          Chief executive officer, principal
------------------------      financial officer, and principal              -----------
John S. Whetzell              accounting officer of registrant;
                              chief executive officer, principal
                              financial officer and chairman of the
                              board of directors of Northland
                              Communications Corporation


/s/ Richard I. Clark          Director of Northland Communications
------------------------      Corporation                                   -----------
Richard I. Clark

/s/ John E. Iverson           Director of Northland Communications
------------------------      Corporation                                   -----------
John E. Iverson

/s/ Gary S. Jones             Vice President and principal accounting
------------------------      officer of Northland Communications
Gary S. Jones                 Corporation                                   -----------

                                 EXHIBITS INDEX


                                                                Sequentially
Exhibit                                                           Numbered
Number                        Description                           Page
-------        -----------------------------------------        ------------
27.0           Financial Data Schedule

                     NORTHLAND CABLE PROPERTIES FIVE
                       LIMITED PARTNERSHIP AND SUBSIDIARY

                     CONSOLIDATED FINANCIAL STATEMENTS
                     AS OF DECEMBER 31, 1996 AND 1995
                     TOGETHER WITH AUDITORS' REPORT

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To the Partners of
Northland Cable Properties Five Limited Partnership and Subsidiary:

We have audited the accompanying consolidated balance sheets of Northland Cable Properties Five Limited Partnership and subsidiary (a Washington limited partnership) as of December 31, 1996 and 1995, and the related consolidated statements of operations, changes in partners' deficit and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Northland Cable Properties Five Limited Partnership and subsidiary as of December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.



/s/ Arthur Andersen LLP

Seattle, Washington,
  February 25, 1997

       NORTHLAND CABLE PROPERTIES FIVE LIMITED PARTNERSHIP AND SUBSIDIARY


            CONSOLIDATED BALANCE SHEETS -- DECEMBER 31, 1996 AND 1995

                                          ASSETS

                                                                1996            1995
                                                            ------------    ------------
CASH                                                        $    414,811    $    241,713

ACCOUNTS RECEIVABLE                                              483,208         411,862

INSURANCE RECEIVABLE                                             126,000            --

PREPAID EXPENSES                                                  61,985          81,309

INVESTMENT IN CABLE TELEVISION PROPERTIES:
       Property and equipment, at cost                        22,922,054      22,225,781
       Less- Accumulated depreciation                        (13,074,555)    (11,562,201)
                                                            ------------    ------------
                                                               9,847,499      10,663,580
       Franchise agreements (net of
          accumulated amortization of
          $1,426,830 in 1996 and $818,074
          in 1995)                                             4,711,637       5,326,026
       Organization costs and other
          intangibles (net of accumulated
          amortization of $990,440 in 1996
          and $757,047 in 1995)                                1,038,137       1,226,760
                                                            ------------    ------------
               Total investment in cable
                 television properties                        15,597,273      17,216,366
                                                            ------------    ------------

               Total assets                                 $ 16,683,277    $ 17,951,250
                                                            ============    ============


                            LIABILITIES AND PARTNERS' DEFICIT

LIABILITIES:
    Accounts payable and accrued expenses                   $    816,707    $    574,311
    Due to General Partner and affiliates                        276,161         190,853
    Deposits                                                      21,602          26,761
    Subscriber prepayments                                       231,419         178,238
    Notes payable                                             20,819,461      21,660,989
                                                            ------------    ------------
               Total liabilities                              22,165,350      22,631,152
                                                            ------------    ------------

COMMITMENTS AND CONTINGENCIES (Note 8)

PARTNERS' DEFICIT:
    General partners-
       Contributed capital, net                                  (56,075)        (55,331)
       Accumulated deficit                                      (100,673)        (93,396)
                                                            ------------    ------------
                                                                (156,748)       (148,727)
                                                            ------------    ------------
    Limited partners-
       Contributed capital, net -
          14,739 units in 1996 and 1995                          593,327         667,021
       Accumulated deficit                                    (5,918,652)     (5,198,196)
                                                            ------------    ------------
                                                              (5,325,325)     (4,531,175)
                                                            ------------    ------------
               Total liabilities and partners'
                 deficit                                    $ 16,683,277    $ 17,951,250
                                                            ============    ============

              The accompanying notes are an integral part of these
                          consolidated balance sheets.

       NORTHLAND CABLE PROPERTIES FIVE LIMITED PARTNERSHIP AND SUBSIDIARY


                      CONSOLIDATED STATEMENTS OF OPERATIONS

              FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994



                                                  1996           1995           1994
                                              -----------    -----------    -----------
REVENUE                                       $ 9,244,966    $ 7,897,009    $ 5,598,494
                                              -----------    -----------    -----------
EXPENSES:
    Operating (including $29,748, $34,057
      and $34,442, net, paid to affiliates
      in 1996, 1995 and 1994, respectively)       823,200        754,573        557,281

    General and administrative (including
      $910,206, $806,840 and $570,349, net,
      paid to affiliates in 1996, 1995 and
      1994, respectively)                       2,437,295      2,028,131      1,464,107

    Programming (including $299,319,
      $203,025 and $80,905 paid to
      affiliates in 1996, 1995 and 1994,
      respectively)                             2,426,483      2,044,429      1,188,052

    Depreciation and amortization               2,387,543      2,544,097      1,675,502
                                              -----------    -----------    -----------
                                                8,074,521      7,371,230      4,884,942
                                              -----------    -----------    -----------
               Operating income                 1,170,445        525,779        713,552

OTHER INCOME (EXPENSE):
    Interest income and other                       8,975          5,601          9,848
    Interest expense                           (1,740,313)    (1,505,965)      (761,186)
    Loss on disposal of assets                   (166,840)       (14,795)          --
                                              -----------    -----------    -----------
               Net loss                       $  (727,733)   $  (989,380)   $   (37,786)
                                              ===========    ===========    ===========
ALLOCATION OF NET LOSS:
    General partners                          $    (7,277)   $    (9,893)   $      (378)
                                              ===========    ===========    ===========
    Limited partners                          $  (720,456)   $  (979,487)   $   (37,408)
                                              ===========    ===========    ===========
NET LOSS PER LIMITED PARTNERSHIP UNIT         $       (49)   $       (66)   $        (3)
                                              ===========    ===========    ===========

                 The accompanying notes are an integral part of
                         these consolidated statements.

       NORTHLAND CABLE PROPERTIES FIVE LIMITED PARTNERSHIP AND SUBSIDIARY


             CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' DEFICIT

              FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994


                                                  General       Limited
                                                  Partners      Partners         Total
                                                 ---------    -----------    -----------
BALANCE, December 31, 1993                       $(135,475)   $(3,185,110)   $(3,320,585)

    Repurchase of limited partnership units           --          (34,000)       (34,000)

    Cash distributions to partners ($10 per
       limited partnership unit)                    (1,493)      (147,780)      (149,273)

    Net loss                                          (378)       (37,408)       (37,786)
                                                 ---------    -----------    -----------
BALANCE, December 31, 1994                        (137,346)    (3,404,298)    (3,541,644)

    Cash distributions to partners ($10 per
       limited partnership unit)                    (1,488)      (147,390)      (148,878)

    Net loss                                        (9,893)      (979,487)      (989,380)
                                                 ---------    -----------    -----------
BALANCE, December 31, 1995                        (148,727)    (4,531,175)    (4,679,902)

    Cash distributions to partners ($5 per
       limited partnership unit)                      (744)       (73,694)       (74,438)

    Net loss                                        (7,277)      (720,456)      (727,733)
                                                 ---------    -----------    -----------
BALANCE, December 31, 1996                       $(156,748)   $(5,325,325)   $(5,482,073)
                                                 =========    ===========    ===========

                 The accompanying notes are an integral part of
                         these consolidated statements.

       NORTHLAND CABLE PROPERTIES FIVE LIMITED PARTNERSHIP AND SUBSIDIARY


                      CONSOLIDATED STATEMENTS OF CASH FLOWS

              FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994


                                                                         1996            1995            1994
                                                                     -----------    ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                                         $  (727,733)   $   (989,380)   $    (37,786)
    Adjustments to reconcile loss to net cash provided by
      operating activities-
          Depreciation and amortization expense                        2,387,543       2,544,097       1,675,502
          Loss on disposal of assets                                     166,840          14,795            --
          (Increase) decrease in operating assets:
              Accounts receivable                                        (71,346)       (237,040)        (75,753)
              Prepaid expenses                                            19,324         (13,029)        (10,450)
          Increase (decrease) in operating liabilities:
              Accounts payable and accrued expenses                      242,396         (32,293)        219,383
              Due to General Partner and affiliates                       85,308          94,274          87,750
              Deposits                                                    (5,159)         (4,294)          6,460
              Subscriber prepayments                                      53,181         (35,463)         73,691
                                                                     -----------    ------------    ------------
               Net cash provided by operating activities               2,150,354       1,341,667       1,938,797
                                                                     -----------    ------------    ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Acquisition of cable systems and related radio station                  --        (5,278,375)     (8,499,270)
    Purchase of property and equipment, net                           (1,016,520)       (530,340)       (747,056)
    Hold-back note payable                                               (91,528)        104,000            --
                                                                     -----------    ------------    ------------
               Net cash used in investing activities                  (1,108,048)     (5,704,715)     (9,246,326)
                                                                     -----------    ------------    ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from notes payable                                            --        21,931,554      17,625,000
     Principal payments on notes payable                                (750,000)    (17,773,780)     (9,309,396)
     Distributions to partners                                           (74,438)       (148,878)       (149,273)
     Repurchase of limited partnership units                                --              --           (34,000)
     Loan fees                                                           (44,770)       (556,421)       (133,078)
                                                                     -----------    ------------    ------------
               Net cash (used in) provided by financing activities      (869,208)      3,452,475       7,999,253
                                                                     -----------    ------------    ------------

INCREASE (DECREASE) IN CASH                                              173,098        (910,573)        691,724

CASH, beginning of year                                                  241,713       1,152,286         460,562
                                                                     -----------    ------------    ------------
CASH, end of year                                                    $   414,811    $    241,713    $  1,152,286
                                                                     ===========    ============    ============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
    Cash paid during the year for interest                           $ 1,663,208    $  1,663,654    $    663,563
                                                                     ===========    ============    ============

  The accompanying notes are an integral part of these consolidated statements.

       NORTHLAND CABLE PROPERTIES FIVE LIMITED PARTNERSHIP AND SUBSIDIARY


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                DECEMBER 31, 1996




1.  ORGANIZATION AND PARTNERS' INTERESTS:

Formation and Business

Northland Cable Properties Five Limited Partnership and subsidiary (the Partnership), a Washington limited partnership, were formed on August 19, 1985. The Partnership was formed to acquire, develop and operate cable television systems. The Partnership began operations by acquiring a cable television system serving several communities and contiguous areas surrounding Cedar Creek, Texas. During 1986, the Partnership acquired three additional cable television systems, which serve the Forest City, North Carolina and Lamesa and Star Harbor, Texas areas. In September 1994, the Partnership acquired a cable television system serving the Corsicana, Texas area. In December 1995, the Partnership acquired cable television systems serving several communities in the Ellenboro, Bostic, Gilkey and Harris, North Carolina areas. The Partnership has 25 nonexclusive franchises to operate the cable television systems for periods which will expire at various dates through the year 2014.

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

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Depreciation

Depreciation of property and equipment is provided using the straight-line method over the following estimated service lives:

        Buildings                                                   20 years
        Distribution plant                                          10 years
        Other equipment and leasehold improvements                5-20 years

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

Intangible Assets

Costs assigned to franchise agreements, organization costs and other intangibles are being amortized using the straight-line method over the following estimated useful lives:

        Franchise agreements                                        10 years
        Organization costs and other intangibles                   1-8 years

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

3.  TRANSACTIONS WITH THE GENERAL PARTNER AND AFFILIATES:

Management Fees

The General Partner receives a fee for managing the Partnership equal to 6% of the gross revenues of the Partnership, excluding revenues from the sale of cable television systems or franchises. The amount of management fees charged by the General Partner was $533,011, $453,521 and $335,910 for 1996, 1995 and 1994,
respectively.

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

The limited partners' total initial contributions to capital were $7,500,000 ($500 per limited partnership unit). As of December 31, 1996, $5,650,553 ($377 per limited partnership unit) has been distributed to the limited partners and the Partnership has repurchased $130,500 of limited partnership units ($500 per unit).

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

The amounts billed to the Partnership for these services are based on the General Partner's cost. The cost of certain services is charged directly to the Partnership, based upon actual time spent by employees of the General Partner. The cost of other services is allocated to the Partnership, and other affiliated entities, based upon their relative size, revenue and other factors. Amounts charged to the Partnership by the General Partner for these services were $497,090, $406,603 and $281,914 for the years ended December 31, 1996, 1995 and
1994, respectively.

In 1996, 1995 and 1994, the Partnership was charged for billing services provided by an affiliate, amounting to $66,672, $50,302 and $35,593, respectively.

In July 1994, the Partnership began paying monthly program license fees to Northland Cable News, Inc. (NCN), an affiliate of the General Partner, for the rights to distribute programming developed and produced by NCN. Total license fees billed by NCN during 1996, 1995 and 1994 were $267,021, $165,281 and $53,296, respectively.

Cable Ad Concepts, Inc. (CAC), an affiliate of the General Partner, was formed in 1993 and began operations in 1994. CAC was organized to assist in the development of local advertising markets and management and training of local sales staff. CAC billed the Partnership $37,097, $37,602 and $19,538 in 1996, 1995 and 1994, respectively, for these services.

In 1996, the Partnership entered into operating management agreements with affiliates managed by the General Partner. Under the terms of these agreements, the Partnership serves as the executive managing agent for certain cable television systems and is reimbursed for certain operating, programming and administrative expenses. The Partnership received $51,170, under the terms of these agreements during 1996.

Due to General Partner and Affiliates

The liability to the General Partner and affiliates consists of the following:

                                                              December 31,
                                                       -------------------------
                                                         1996             1995
                                                       --------         --------
Management fees                                        $137,394         $  1,569
Reimbursable operating costs                            123,975           42,431
Due to affiliates, net                                   14,792          146,853
                                                       --------         --------
                                                       $276,161         $190,853
                                                       ========         ========

4.  PROPERTY AND EQUIPMENT:

Property and equipment consists of the following:

                                                            December 31,
                                                   -----------------------------
                                                       1996              1995
                                                   -----------       -----------
Land and buildings                                 $   562,498       $   561,199
Distribution plant                                  20,885,763        20,351,459
Other equipment                                      1,402,152         1,297,110
Leasehold improvements                                  16,013            16,013
Construction in progress                                55,628              --
                                                   -----------       -----------
                                                    22,922,054        22,225,781
Less- Accumulated depreciation                      13,074,555        11,562,201
                                                   -----------       -----------
                                                   $ 9,847,499       $10,663,580
                                                   ===========       ===========

Replacements, renewals and improvements are capitalized. Maintenance and repairs are charged to expense as incurred.

5.  ACCOUNTS PAYABLE AND ACCRUED EXPENSES:

Accounts payable and accrued expenses consists of the following:

                                                             December 31,
                                                      --------------------------
                                                        1996              1995
                                                      --------          --------
Programmer license fees                               $226,009          $158,704
Accrued franchise fees                                 205,072           140,316
Other                                                  385,626           275,291
                                                      --------          --------
                                                      $816,707          $574,311
                                                      ========          ========

6.  NOTES PAYABLE:

Notes payable consist of the following:

                                                                December 31,
                                                       ------------------------------
                                                           1996               1995
                                                       -----------        -----------
Revolving credit and term loan agreement,
    collateralized by a first lien position on all
    present and future assets of the Partnership.
    Interest rates vary based on certain financial
    covenants; currently 8.00% (weighted average).
    Graduated principal payments plus interest are
    due quarterly until maturity on March 31,
    2001. The Partnership has a revolving credit
    facility with its creditor allowing for
    borrowings not to exceed $2,500,000 until
    maturity of the term loan agreement. At
    December 31, 1996, the Partnership had
    $1,431,553 outstanding on its revolving credit
    facility.                                          $20,806,554        $21,556,554

Unsecured, subordinated, noninterest-bearing
    hold-back notes due to seller, payable in full
    the first quarter of 1997, net of seller
    receivable.                                             12,907             95,337

Other                                                        --                 9,098
                                                       -----------        -----------
                                                       $20,819,461        $21,660,989
                                                       ===========        ===========

Annual maturities of notes payable after December 31, 1996, are as follows:

               1997                                          $ 1,133,391
               1998                                            1,500,000
               1999                                            2,000,000
               2000                                            2,650,000
               2001                                           13,536,070
                                                             -----------
                                                             $20,819,461
                                                             ===========

Under the revolving credit and term loan agreement, the Partnership has agreed to restrictive covenants which require the maintenance of certain ratios, including a Fixed Charge Ratio of 1.15 to 1, an Interest Coverage Ratio of 1.75 to 1 and a Maximum Leverage Ratio of 5.50 to 1, among other restrictions. The General Partner submits quarterly debt compliance reports to the Partnership's creditor under this agreement.

The Partnership has entered into interest rate swap agreements to reduce the impact of changes in interest rates. Interest rate swap transactions generally involve the exchange of fixed and floating interest payment obligations without the exchange of underlying principal amounts. At December 31, 1996, the Partnership had outstanding two interest rate swap agreements with its bank, having a notional principal amount of $20,575,000. These agreements effectively change the Partnership's interest rate exposure to a fixed rate of 5.36% (weighted average), plus an applicable margin based on certain financial covenants (the margin at December 31, 1996 was 2.625%). The maturity date, the fixed interest rate and the notional amount of each swap are as follows:

  Maturity Date                               Fixed Rate              Amount
  -------------                               ----------              ------
January 13, 1997                                 5.32%             $ 4,700,000
December 8, 1997                                 5.37%             $15,875,000

At December 31, 1996, the counterparty to the Partnership's interest rate swap agreement would have been required to pay the Partnership approximately $51,000 to settle these agreements based on fair value estimates received from financial institutions.

7.  INCOME TAXES:

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

Taxable (loss) income to the limited partners was approximately $(1,064,000), $(566,000) and $349,000 for each of the three years in the period ended December 31, 1996, and is different from that reported in the consolidated statements of operations due to the difference in depreciation expense allowed for tax purposes and that amount recognized under generally accepted accounting principles. There were no other significant differences between taxable (loss) income and the net loss reported in the consolidated statements of operations.

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

8.  COMMITMENTS AND CONTINGENCIES:

Lease Arrangements

The Partnership leases certain tower sites, office facilities and pole attachments under leases accounted for as operating leases. Rental expense included in operations amounted to $173,451, $165,872 and $116,151 in 1996, 1995 and 1994, respectively. Minimum lease payments through the end of the lease terms are as follows:

               1997                                           $ 36,181
               1998                                             36,120
               1999                                             33,420
               2000                                              8,520
               2001                                              8,520
               Thereafter                                       52,675
                                                              --------
                                                              $175,436
                                                              ========

Effects of Regulation

On February 8, 1996, the Telecommunications Act of 1996 (the 1996 Act) was enacted which dramatically changed federal telecommunications laws and the future competitiveness of the industry. Many of the changes called for by the 1996 Act will not take effect until the Federal Communications Commission (FCC) issues new regulations which, in some cases, may not be completed for a few years. Because of this, the full impact of the 1996 Act on the Partnership's operations cannot be determined at this time. A summary of the provisions affecting the cable television industry, more specifically those affecting the Partnership's operations, follows.

Cable Programming Service Tier Regulation. FCC regulation of rates for cable programming service tiers has been eliminated for small cable systems owned by small companies. Small cable systems are those having 50,000 or fewer subscribers which are owned by companies with fewer than 1% of national cable subscribers (approximately 600,000). The Partnership qualifies as a small cable company and all of the Partnership's cable systems qualify as small cable systems. Basic tier rates remain subject to regulations by the local franchising authority under most circumstances until effective competition exists. The 1996 Act expands the definition of effective competition to include the offering of video programming services directly to subscribers in a franchised area served by a local telephone exchange carrier, its affiliates or any multichannel video programming distributor which uses the facilities of the local exchange carrier. The FCC has not yet determined the penetration criteria that will trigger the presence of effective competition under these circumstances.

Telephone Companies. The 1996 Act allows telephone companies to offer video programming services directly to customers in their service areas immediately upon enactment. They may provide video programming as a cable operator fully subject to any provision of the 1996 Act, or a radio-based multichannel programming distributor not subject to any provisions of the 1996 Act, or through nonfranchised "open video systems" offering nondiscriminatory capacity to unaffiliated programmers, subject to select provisions of the 1996 Act. Although management's opinion is that the probability of competition from telephone companies in rural areas is unlikely in the near future, there are no assurances that such competition will not materialize.

The 1996 Act encompasses many other aspects of providing cable television service including prices for equipment, discounting rates to multiple dwelling units, lifting of anti-trafficking restrictions, cable-telephone cross ownership provisions, pole attachment rate formulas, rate uniformity, program access, scrambling and censoring of Public, Educational and Governmental and leased access channels.

9.  CABLE TELEVISION SYSTEM ACQUISITION:

In September 1994, the Partnership completed its purchase of certain operating assets and franchises of cable television systems owned by Corsicana Cable Television (CCT). These systems currently serve the community of Corsicana, Texas and surrounding areas. The total purchase price was $8,800,000. At the time of closing, the Partnership paid $8,370,000 to CCT. The remaining purchase price was in the form of an unsecured, subordinated, noninterest-bearing hold-back note payable due June 30, 1995. During 1995, the Partnership paid approximately $319,000 to CCT to satisfy the unsecured, subordinated, noninterest-bearing hold-back note payable. The amount paid was net of certain purchase price adjustments.

On December 20, 1995, the Partnership acquired substantially all operating assets and franchise rights of the cable television systems in or around the communities of Ellenboro, Bostic, Gilkey and Harris, in the state of North Carolina (the Phoenix system) for a total purchase price of $4,233,000. At the time of closing, the Partnership paid $4,129,000. The cable television systems represent approximately 2,400 basic subscribers and were owned by Phoenix Cable Income Fund and PCI One Incorporated. In 1996, the Partnership paid to the seller $96,000, net of purchase price adjustments. The remainder will be settled in 1997.

Pro forma operating results of the Partnership for December 31, 1995, assuming the acquisition of the Phoenix system had been made at the beginning of the year, follow:

                                                         For the year ended
                                                          December 31, 1995
                                                         ------------------
                                                             (unaudited)
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