Form 10-Q
period 1997-03-31
NORTHLAND CABLE PROPERTIES FIVE LTD PARTNERSHIP
filed 1997-05-15
CIK 776730

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

    For the period ended                       MARCH 31, 1997
                                     -----------------------------------
                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

    For the transition period from                     to
                                               -------    -----------------
Commission File Number:             0-16065
                         -------------------------------

               NORTHLAND CABLE PROPERTIES FIVE LIMITED PARTNERSHIP
   ------------------------------------------------------------------------
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


                                        Yes   X       No
                                            ----         ----

------------------------
This filing contains ____  pages.  Exhibits index appears on page _____.

PART 1 -- FINANCIAL INFORMATION

ITEM 1. Financial Statements

NORTHLAND CABLE PROPERTIES FIVE LIMITED PARTNERSHIP
CONSOLIDATED BALANCE SHEETS - (Unaudited)
(Prepared by the Managing General Partner)




                                                               March 31,       December 31,
                                                                 1997              1996
                                                             ------------      ------------

                                     ASSETS

Cash                                                         $    764,432      $    414,811
Accounts receivable                                               370,081           483,208
Insurance receivable                                              126,000           126,000
Prepaid expenses                                                  141,600            61,985
Property and equipment, net of accumulated
  depreciation of $13,461,288 and $13,074,555,
  respectively                                                  9,588,874         9,847,499
Intangible assets, net of accumulated
  amortization of $2,627,414 and $2,417,270,
  respectively                                                  5,545,263         5,749,774

                                                             ------------      ------------
Total assets                                                 $ 16,536,250      $ 16,683,277
                                                             ============      ============


                        LIABILITIES AND PARTNERS' EQUITY

Accounts payable and accrued expenses                        $  1,030,011      $    816,707
Due to managing general partner and affiliates                    328,133           276,161
Converter deposits                                                 20,137            21,602
Subscriber prepayments                                            156,210           231,419
Notes payable                                                  20,556,961        20,819,461

                                                             ------------      ------------
                  Total liabilities                            22,091,452        22,165,350
                                                             ------------      ------------

Partners' equity:
 General Partners:
   Contributed capital, net                                       (56,075)          (56,075)
   Accumulated deficit                                           (101,404)         (100,673)

                                                             ------------      ------------
                                                                 (157,479)         (156,748)
                                                             ------------      ------------

 Limited Partners:
   Contributed capital, net                                       593,327           593,327
   Accumulated deficit                                         (5,991,050)       (5,918,652)

                                                             ------------      ------------
                                                               (5,397,723)       (5,325,325)
                                                             ------------      ------------


                  Total partners' equity                       (5,555,202)       (5,482,073)
                                                             ------------      ------------


Total liabilities and partners' equity                       $ 16,536,250      $ 16,683,277
                                                             ============      ============







     The accompanying note to unaudited financial statements is an integral part of these statements

NORTHLAND CABLE PROPERTIES FIVE LIMITED PARTNERSHIP
CONSOLIDATED STATEMENTS OF OPERATIONS - (Unaudited)
(Prepared by the Managing General Partner)




                                            For the three months ended March 31,
                                               ----------------------------

                                                   1997             1996
                                               -----------      -----------

CABLE TELEVISION OPERATIONS:
Service revenues                               $ 2,238,220      $ 2,172,961

Expenses:
  Operating                                        195,247          200,972
  General and administrative (including
     $353,378 and $311,605 to affiliates
     in 1997 and 1996, respectively)               514,259          535,935
Programming                                        605,806          551,628
Depreciation and amortization                      577,043          570,082

                                               -----------      -----------
   Income from cable television operations         345,865          314,344
                                               -----------      -----------

RADIO STATION OPERATIONS:
Broadcast revenues                                  77,329           74,903
Operating expenses                                     642            1,473
Administrative expenses                             26,356           26,210
Programming expenses                                36,740           43,967
Depreciation and amortization                       14,201           12,775

                                               -----------      -----------
   Loss from radio station operations                 (610)          (9,522)
                                               -----------      -----------

Income from operations                             345,255          304,822

Other income (expense):
   Interest expense                               (419,594)        (434,025)
   Interest income                                   1,160            1,071
   Other income                                         50            2,095

                                               -----------      -----------
                                                  (418,384)        (430,859)
                                               -----------      -----------

Loss before income taxes                           (73,129)        (126,037)
                                               -----------      -----------

Income tax expense (benefit)                          --               --
                                               -----------      -----------

Net loss                                       $   (73,129)        (126,037)
                                               ===========      ===========


Allocation of net loss:

   General Partners                            $      (731)     $    (1,260)
                                               ===========      ===========


   Limited Partners                            $   (72,398)     $  (124,777)
                                               ===========      ===========


Net loss per limited partnership unit:
     (14,739 units)                            $        (5)     $        (8)
                                               ===========      ===========


Net loss per $1,000 investment                 $       (10)     $       (17)
                                               ===========      ===========


             The accompanying note to unaudited financial statements
                    is an integral part of these statements

NORTHLAND CABLE PROPERTIES FIVE LIMITED PARTNERSHIP
CONSOLIDATED STATEMENTS OF CASH FLOWS - (Unaudited)
(Prepared by the Managing General Partner)




                                                   For the three months ended March 31,
                                                        ------------------------

                                                           1997           1996
                                                        ---------      ---------

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                $ (73,129)     $(126,037)
Adjustments to reconcile net loss to
   cash provided by operating activities:
   Depreciation and amortization                          591,244        582,857
   (Increase) decrease in operating assets:
     Accounts receivable                                  113,127        (81,985)
     Prepaid expenses                                     (79,615)       (75,031)
   Increase (decrease) in operating liabilities
     Accounts payable and accrued expenses                213,304        574,982
     Due to managing general partner and affiliates        51,972       (113,230)
     Converter deposits                                    (1,465)        (1,104)
     Subscriber prepayments                               (75,209)        64,820

                                                        ---------      ---------
Net cash from operating activities                        740,229        825,272
                                                        ---------      ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment, net                  (128,108)      (124,655)

                                                        ---------      ---------
Net cash used in investing activities                    (128,108)      (124,655)
                                                        ---------      ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on borrowings                         (262,500)      (187,075)
Distributions to partners                                    --          (37,220)
Loan fees and other costs incurred                           --          (21,015)

                                                        ---------      ---------
Net cash used in financing activities                    (262,500)      (245,310)
                                                        ---------      ---------

INCREASE IN CASH                                          349,621        455,307

CASH, beginning of period                                 414,811        241,713


                                                        ---------      ---------
CASH, end of period                                     $ 764,432      $ 697,020
                                                        =========      =========


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

   Cash paid during the period for interest             $  94,308      $     385
                                                        =========      =========



     The accompanying note to unaudited financial statements is an integral part of these statements

               NORTHLAND CABLE PROPERTIES FIVE LIMITED PARTNERSHIP

                     NOTE TO UNAUDITED FINANCIAL STATEMENTS


(1) These unaudited financial statements are being filed in conformity with Rule 10-01 of Regulation S-X regarding interim financial statement disclosure and do not contain all of the necessary footnote disclosures required for a fair presentation of the Balance Sheets, Statements of Operations and Statements of Cash Flows in conformity with generally accepted accounting principles. However, in the opinion of management, this data includes all adjustments, consisting only of normal recurring accruals, necessary to present fairly the Partnership's financial position at March 31, 1997 and December 31, 1996, its Statements of Operations for the three months ended March 31, 1997 and 1996, and its Statements of Cash Flows for the three months ended March 31, 1997 and 1996. Results of operations for these periods are not necessarily indicative of results to be expected for the full year.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


Results of Operations

Cable television revenues totaled $2,238,220 for the three months ended March 31, 1997, representing an increase of approximately 3% over the same period in 1996. Of these revenues, $1,578,082 (71%) was derived from basic service charges, $225,560 (10%) from premium services, $219,433 (10%) from tier services, $36,683 (2%) from installation charges, $40,367 (2%) from service maintenance contracts and $138,095 (5%) from other sources. The growth in revenue is mainly attributable to rate increases placed into effect the latter part of 1996.

As of March 31, 1997, the Partnership's systems served approximately 22,600 basic subscribers, 8,400 premium subscribers and 9,800 tier subscribers.

Cable television operating expenses totaled $195,247 for the three months ended March 31, 1997, a decrease of approximately 3% over the same period in 1996. This is mainly due to reduced personnel costs as well as lower operating expense allocations from affiliates.

Cable television general and administrative expenses totaled $514,259 for the three months ended March 31, 1997, representing a decrease of approximately 4% over the same period in 1996. This is mainly due to reduced expenses related to personnel as well as lower administrative expense allocations from affiliates.

Cable television programming expenses totaled $605,806 for the three months ended March 31, 1997, reflecting an increase of approximately 10% over the same period in 1996. This is mainly due to higher costs charged by program suppliers and additional salary and benefit costs related to local programming and advertising support.

The radio station operations for the quarter ended March 31, 1997 included revenues of $77,329 derived primarily from advertising sales. Radio operation expenses are primarily comprised of programming and salary and benefit costs.

Depreciation and amortization expense increased approximately 2% as compared to the same period in 1996. This is mainly due to depreciation and amortization on plant, equipment and intangible assets placed into service during 1996 offset by assets becoming fully depreciated during the first quarter of 1997.

Interest expense for the three months ended March 31, 1997 decreased approximately 3% as compared to the same period in 1996. The average bank debt outstanding decreased from $21,370,000 during the first quarter of 1996 to $20,545,000 during the first quarter of 1997 due to required principal payments being made. The Partnership's effective interest rate increased from approximately 8.12% during the first quarter of 1996 to 8.17% during the first quarter of 1997.

Liquidity and Capital Resources

Under the terms of the Partnership's loan agreement, the Partnership has agreed to restrictive covenants which require the maintenance of certain ratios including a maximum ratio of senior debt to annualized operating cash flow of
5.50 to 1 and a minimum ratio of annual operating cash flow to fixed charges of
1.15 to 1. As of March 31, 1997 the Partnership was not in compliance with its annual operating cash flow to fixed charge ratio. The Partnership is currently negotiating with its lender to amend or waive this requirement for the first quarter of 1997.

The Partnership's primary source of liquidity is cash flow provided from operations. Based on management's analysis, the Partnership's cash flow from operations is sufficient to cover future operating costs, debt service and planned capital expenditures.

The balance outstanding under the credit facility is $20,544,054. As of the date of this filing, interest rates on the credit facility were as follows:
$15,612,500 fixed at 7.995% under the terms of an amortizing interest rate swap agreement expiring December 8, 1997; and $4,700,000 fixed at 8.285% under the terms of an interest rate swap agreement expiring July 10, 1997. The balance of $231,554 bears interest at the prime rate plus 1 3/8% (currently 9.875%). The above rates include a margin paid to the lender based on overall leverage, and may decrease if the Partnership's leverage decreases.

Capital Expenditures

During the first quarter of 1997, the Partnership incurred approximately $128,000 in capital expenditures including vehicle replacements in the Corsicana, TX and Forest City, NC systems, equipment necessary for channel additions in Forest City, NC and a tap audit in the Corsicana, TX system.

Planned expenditures for the balance of 1997 include construction of a fiber optic backbone in Cedar Creek, TX; channel additions in Lamesa, TX; trunk upgrade to 400 MHz and tap audit in the Ellenboro, NC portion of the Forest City, NC system; construction of a new office building in Corsicana, TX and line extensions in various systems.

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

As of the date of this filing, no local franchising authorities have elected to certify and no requests for rate justifications have been received by the Partnership.

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

(b) No reports on Form 8-K have been filed during the quarter ended March 31, 1997.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

               NORTHLAND CABLE PROPERTIES FIVE LIMITED PARTNERSHIP

                    BY: Northland Communications Corporation,
                        Managing General Partner



Dated:              BY:  /s/ RICHARD I. CLARK
       ----------        ----------------------------
                             Richard I. Clark
                            (Vice President/Treasurer)



Dated:              BY:  /s/ GARY S. JONES
      -----------        ---------------------
                             Gary S. Jones
                             (Vice President)

                                EXHIBIT INDEX


Exhibit No.
-----------

27.0            Financial Data Schedule