Form 10-Q
period 1997-06-30
NORTHLAND CABLE PROPERTIES FIVE LTD PARTNERSHIP
filed 1997-08-13
CIK 776730

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[ X ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
      Exchange Act of 1934 For the period ended JUNE 30, 1997
                                               --------------------

                                       or

[   ] Transition Report Pursuant to Section 13 or 15(d) of the Securities
      Exchange Act of 1934 For the transition period from      to
                                                         ------  ------
Commission File Number:    0-16065
                       ----------------

               NORTHLAND CABLE PROPERTIES FIVE LIMITED PARTNERSHIP
--------------------------------------------------------------------------------
               (Exact Name of Registrant as Specified in Charter)


     Washington                                           91-1302403
--------------------------------------------------------------------------------
(State of Organization)                   (I.R.S. Employer Identification No.)

1201 Third Avenue, Suite 3600, Seattle, Washington                   98101
--------------------------------------------------------------------------------
 (Address of Principal Executive Offices)                        (Zip Code)

               (206)   674-3900
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


                                     Yes  X  No
                                        -----  -----

------------------------
This filing contains      pages.  Exhibits index appears on page     .
                    ------                                      -----

PART 1 - FINANCIAL INFORMATION

ITEM 1. Financial Statements

NORTHLAND CABLE PROPERTIES FIVE LIMITED PARTNERSHIP
BALANCE SHEETS - (Unaudited)
(Prepared by the Managing General Partner)


                                                                 June 30,          December 31,
                                                                  1997                 1996
                                                               ------------        ------------
                                     ASSETS
Cash                                                           $    803,470        $    414,811
Accounts receivable                                                 497,004             483,208
Insurance receivable                                                      0             126,000
Prepaid expenses                                                     65,622              61,985
Property and equipment, net of accumulated
  depreciation of $13,770,722 and $13,074,555,
  respectively                                                    9,588,662           9,847,499
Intangible assets, net of accumulated
  amortization of $2,831,925 and $2,417,270,
  respectively                                                    5,344,767           5,749,774

                                                               ------------        ------------
Total assets                                                   $ 16,299,525        $ 16,683,277
                                                               ============        ============


                        LIABILITIES AND PARTNERS' EQUITY

Accounts payable and accrued expenses                          $  1,109,913        $    816,707
Due to managing general partner and affiliates                      329,349             276,161
Converter deposits                                                   19,138              21,602
Subscriber prepayments                                              151,940             231,419
Notes payable                                                    20,292,673          20,819,461

                                                               ------------        ------------
                  Total liabilities                              21,903,013          22,165,350
                                                               ------------        ------------

Partners' equity:
 General Partners:
   Contributed capital, net                                         (56,075)            (56,075)
   Accumulated deficit                                             (101,867)           (100,673)

                                                               ------------        ------------
                                                                   (157,942)           (156,748)
                                                               ------------        ------------

 Limited Partners:
   Contributed capital, net                                         591,327             593,327
   Accumulated deficit                                           (6,036,873)         (5,918,652)

                                                               ------------        ------------
                                                                 (5,445,546)         (5,325,325)
                                                               ------------        ------------


                  Total partners' equity                         (5,603,488)         (5,482,073)
                                                               ------------        ------------


Total liabilities and partners' equity                         $ 16,299,525        $ 16,683,277
                                                               ============        ============


                  The accompanying note to unaudited financial
               statements is an integral part of these statements

NORTHLAND CABLE PROPERTIES FIVE LIMITED PARTNERSHIP
STATEMENTS OF OPERATIONS - (Unaudited)
(Prepared by the Managing General Partner)


                                                    For the six months ended June 30,
                                                     ------------------------------
                                                        1997               1996
                                                     -----------        -----------
Service revenues                                     $ 4,674,618        $ 4,514,831

Expenses:
  Operating                                              414,883            382,270
  General and administrative (including
     $767,224 and $629,329 to affiliates
     in 1997 and 1996, respectively)                   1,154,177          1,128,485
Programming                                            1,284,200          1,189,852
Depreciation and amortization                          1,105,189          1,209,317

                                                     -----------        -----------
                                                       3,958,449          3,909,924
                                                     -----------        -----------

Income from operations                                   716,169            604,907

Other income (expense):
   Interest expense                                     (840,267)          (869,104)
   Interest income                                         4,633              1,071
   Other income                                               50              2,095

                                                     -----------        -----------
                                                        (835,584)          (865,938)
                                                     -----------        -----------


Net income                                           $  (119,415)          (261,031)
                                                     ===========        ===========


Allocation of net income:

   General Partners                                  $    (1,194)       $   ( 2,610)
                                                     ===========        ===========


   Limited Partners                                  $  (118,221)       $  (258,421)
                                                     ===========        ===========


Net income per limited partnership unit:
 (14,735 units and 14,739 units, respectively)       $        (8)       $      ( 18)
                                                     ===========        ===========


Net income per $1,000 investment                     $       (16)       $       (35)
                                                     ===========        ===========


                  The accompanying note to unaudited financial
               statements is an integral part of these statements

NORTHLAND CABLE PROPERTIES FIVE LIMITED PARTNERSHIP
STATEMENTS OF OPERATIONS - (Unaudited)
(Prepared by the Managing General Partner)


                                                   For the three months ended June 30,
                                                     ------------------------------
                                                         1997              1996
                                                     -----------        -----------
Service revenues                                     $ 2,359,069        $ 2,266,966

Expenses:
  Operating                                              218,995            179,824
  General and administrative (including
     $413,846 and $317,724 to affiliates
     in 1997 and 1996, respectively)                     613,562            566,340
Programming                                              641,654            594,258
Depreciation and amortization                            513,945            626,460

                                                     -----------        -----------
                                                       1,988,156          1,966,882
                                                     -----------        -----------

Income from operations                                   370,913            300,084

Other income (expense):
   Interest expense                                     (420,673)          (435,079)
   Interest income                                         3,473                  0
   Other income                                                0                  0

                                                     -----------        -----------
                                                        (417,200)          (435,079)
                                                     -----------        -----------


Net income                                           $   (46,287)       $  (134,995)
                                                     ===========        ===========

Allocation of net income

   General Partners                                  $      (463)       $    (1,350)
                                                     ===========        ===========


   Limited Partners                                  $   (45,824)       $  (133,645)
                                                     ===========        ===========


Net income per limited partnership unit:
 (14,735 units and 14,739 units, respectively)       $        (3)       $        (9)
                                                     ===========        ===========


Net income per $1,000 investment                     $        (6)       $       (18)
                                                     ===========        ===========


                  The accompanying note to unaudited financial
               statements is an integral part of these statements

NORTHLAND CABLE PROPERTIES FIVE LIMITED PARTNERSHIP
STATEMENTS OF CASH FLOWS - (Unaudited)
(Prepared by the Managing General Partner)


                                                        For the six months ended June 30,
                                                          -----------        -----------
                                                             1997               1996
                                                          -----------        -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                 $ (119,415)        $ (261,031)
Adjustments to reconcile net income to
   cash provided by operating activities:
   Depreciation and amortization                            1,105,189          1,209,317
   (Increase) decrease in operating assets:
     Accounts receivable                                      (13,796)          (125,240)
     Insurance receivable                                     126,000                  0
     Prepaid expenses                                          (3,637)             1,336
   Increase (decrease) in operating liabilities
     Accounts payable and accrued expenses                    293,206            581,075
     Due to managing general partner and affiliates            53,188           (172,535)
     Converter deposits                                        (2,464)            (2,100)
     Subscriber prepayments                                   (79,479)            74,421

                                                          -----------        -----------
Net cash from operating activities                          1,358,792          1,305,243
                                                          -----------        -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment, net                      (431,697)          (415,178)

                                                          -----------        -----------
Net cash used in investing activities                        (431,697)          (415,178)
                                                          -----------        -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on borrowings                             (526,788)          (456,728)
Distributions to partners                                           0            (37,220)
Loan fees and other costs incurred                             (9,648)           (26,353)
Repurchase of limited partner interest                         (2,000)                 0

                                                          -----------        -----------
Net cash used in financing activities                        (538,436)          (520,301)
                                                          -----------        -----------

DECREASE IN CASH                                              388,659            369,764

CASH, beginning of period                                     414,811            241,713


                                                          -----------        -----------
CASH, end of period                                       $   803,470        $   611,477
                                                          ===========        ===========


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

   Cash paid during the period for interest               $   515,791        $   371,107
                                                          ===========        ===========


                  The accompanying note to unaudited financial
               statements is an integral part of these statements

               NORTHLAND CABLE PROPERTIES FIVE LIMITED PARTNERSHIP

                     NOTE TO UNAUDITED FINANCIAL STATEMENTS


(1) These unaudited financial statements are being filed in conformity with Rule 10-01 of Regulation S-X regarding interim financial statement disclosure and do not contain all of the necessary footnote disclosures required for a fair presentation of the Balance Sheets, Statements of Operations and Statements of Cash Flows in conformity with generally accepted accounting principles. However, in the opinion of management, this data includes all adjustments, consisting only of normal recurring accruals, necessary to present fairly the Partnership's financial position at June 30, 1997 and December 31, 1996, its Statements of Operations for the six and three months ended June 30, 1997 and 1996, and its Statements of Cash Flows for the six months ended June 30, 1997 and 1996. Results of operations for these periods are not necessarily indicative of results to be expected for the full year.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


Results of Operations

Cable television revenues totaled $2,288,174 for the three months ended June 30, 1997, representing an increase of approximately 5% over the same period in 1996. Of these revenues, $1,598,585 (70%) was derived from basic service charges, $229,181 (10%) from premium services, $231,606 (10%) from tier services, $42,551 (2%) from installation charges, $41,952 (2%) from service maintenance contracts and $144,299 (6%) from other sources. The growth in revenue is mainly attributable to the rate increases placed into effect the latter part of 1996.

As of June 30, 1997, the Partnership's systems served approximately 22,800 basic subscribers, 9,100 premium subscribers and 10,300 tier subscribers.

Cable television operating expenses totaled $217,538 for the three months ended June 30, 1997, an increase of approximately 22% over the same period in 1996. This is mainly due to the increased personnel costs as well as increased pole rental costs.

Cable television general and administrative expenses totaled $582,418 for the three months ended June 30, 1997, representing an increase of approximately 8% over the same period in 1996. This is mainly due to increased expenses related to personnel as well as higher revenue based expenses such as management fees and franchise fees.

Cable television programming expenses totaled $603,744 for the three months ended June 30, 1997, reflecting an increase of approximately 8% over the same period in 1996. This is mainly due to higher costs charged by program suppliers and additional salary and benefit costs related to local programming and advertising support.

The radio station operations for the three months ended June 30, 1997 included revenues of $70,895 derived primarily from advertising sales. Radio operation expenses are primarily comprised of programming and salary and benefit costs.

Depreciation and amortization expense decreased approximately 18% as compared to the same period in 1996. This is mainly due to assets becoming fully depreciated in 1997.

Interest expense for the three months ended June 30, 1997 decreased approximately 3% as compared to the same period in 1996. The average bank debt outstanding decreased from $21,339,088 during the second quarter of 1996 to $20,424,817 during the second quarter of 1997 due to required principal payments being made. The Partnership's effective interest rate increased from approximately 8.16% during the second quarter of 1996 to 8.24% during the second quarter of 1997.

Liquidity and Capital Resources

The Partnership's primary source of liquidity is cash flow provided from operations. Based on management's analysis, the Partnership's cash flow from operations is sufficient to cover future operating costs, debt service and planned capital expenditures.

Under the terms of the Partnership's loan agreement, the Partnership has agreed to restrictive covenants which require the maintenance of certain ratios including a maximum ratio of senior debt to annualized operating cash flow of
5.50 to 1 (Leverage Ratio) and a minimum ratio of annualized operating cash flow to fixed charges of 1.00 to 1 (Fixed Charge Ratio). As of March 31, 1997 the Partnership was not in compliance with its Fixed Charge Ratio. The Partnership's lender waived this requirement for the first quarter of 1997. Additionally, the Partnership's lender has agreed to amend certain financial covenants through June 30, 1998 including the Leverage and Fixed Charge Ratios. At June 30, 1997, the Partnership was in compliance with its required financial covenants as amended.

The balance outstanding under the credit facility is $20,279,766. As of the date of this filing, interest rates on the credit facility were as follows:
$15,350,000 fixed at 7.995% under the terms of an amortizing interest rate swap agreement expiring December 8, 1997; and $4,700,000 fixed at 8.285% under the terms of an interest rate swap agreement expiring July 10, 1997. The balance of $231,554 bears interest at the prime rate plus 1 3/8% (currently 9.875%). The above rates include a margin paid to the lender based on overall leverage, and may decrease if the Partnership's leverage decreases.

Capital Expenditures

During the second quarter of 1997, the Partnership incurred approximately $229,580 in capital expenditures including a vehicle replacement and new office construction in the Corsicana, TX system; a trunk replacement in the Cedar Creek, TX system; and line extensions and system upgrades in the Lamesa, TX and Forest City, NC systems.

Planned expenditures for the balance of 1997 include construction of a fiber optic backbone in Cedar Creek, TX; channel additions in Lamesa, TX; trunk upgrade to 400 MHz and tap audit in the Ellenboro, NC portion of the Forest City, NC system; continued construction of a new office building in Corsicana, TX and line extensions in various systems.

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

Cable Programming Service Tier Regulation. FCC regulation of rates other than the basic service tier has been eliminated for small cable systems served by small companies. Small cable systems are those having 50,000 or fewer subscribers served by companies with fewer than one percent of national cable subscribers (approximately 600,000). The Partnership qualifies as a small company and all of the Partnership's cable systems qualify as small cable systems. Basic tier rates remain subject to regulation by the local franchising authority under most circumstances until effective competition exists. The 1996 Act expands the definition of effective competition to include the offering of video programming services directly to subscribers in a franchised area by a local telephone exchange carrier, its affiliates, or any multichannel video programming distributor which uses the facilities of the local exchange carrier. The FCC has not yet determined the penetration criteria that will trigger the presence of effective competition under these circumstances.

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

As of the date of this filing, no local franchising authorities have elected to certify and no requests for rate justifications have been received from franchise authorities.

                           PART II - OTHER INFORMATION


ITEM 1 Legal proceedings
     None

ITEM 2 Changes in securities
     None

ITEM 3 Defaults upon senior securities
     None

ITEM 4 Submission of matters to a vote of security holders
     None

ITEM 5 Other information
     None

ITEM 6 Exhibits and Reports on Form 8-K


(a) Exhibit index
       27.0 Financial Data Schedule

(b) No reports on Form 8-K have been filed during the quarter ended June 30, 1997.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

               NORTHLAND CABLE PROPERTIES FIVE LIMITED PARTNERSHIP

                   BY:  Northland Communications Corporation,
                        Managing General Partner


Dated:               BY: /s/ RICHARD I. CLARK
      ---------------   --------------------------------
                             Richard I. Clark
                             (Vice President/Treasurer)


Dated:               BY: /s/ GARY S. JONES
      ---------------   --------------------------------
                             Gary S. Jones
                             (Vice President)

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

               NORTHLAND CABLE PROPERTIES FIVE LIMITED PARTNERSHIP

                   BY: Northland Communications Corporation,
                       Managing General Partner


Dated:             BY:
      -------------    --------------------------------
                       Richard I. Clark
                       (Vice President/Treasurer)



Dated:             BY:
      -------------    --------------------------------
                       Gary S. Jones
                       (Vice President)

                              EXHIBIT INDEX

EXHIBIT
-------
27.0         Financial Data Schedule