Form 10-Q
period 1997-09-30
NORTHLAND CABLE PROPERTIES FIVE LTD PARTNERSHIP
filed 1997-11-10
CIK 776730

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the period ended SEPTEMBER 30, 1997

                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from__________ to___________

Commission File Number: 0-16065

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


                                 Yes [X]    No [ ]


----------
This filing contains ____ pages. Exhibits index appears on page ____ .

PART 1 - FINANCIAL INFORMATION

ITEM 1. Financial Statements

NORTHLAND CABLE PROPERTIES FIVE LIMITED PARTNERSHIP
BALANCE SHEETS - (Unaudited)
(Prepared by the Managing General Partner)


                                                                  September 30,            December 31,
                                                                      1997                    1996
                                                                  -------------           -------------

                                     ASSETS

Cash                                                              $     604,944           $     414,811
Accounts receivable                                                     430,554                 483,208
Insurance receivable                                                       --                   126,000
Prepaid expenses                                                        148,920                  61,985
Property and equipment, net of accumulated
  depreciation of $14,109,895 and $13,074,555,
  respectively                                                        9,585,262               9,847,499
Intangible assets, net of accumulated
  amortization of $3,038,571 and $2,417,270,
  respectively                                                        5,163,732               5,749,774

                                                                  -------------           -------------
Total assets                                                      $  15,933,412           $  16,683,277
                                                                  =============           =============


                        LIABILITIES AND PARTNERS' EQUITY

Accounts payable and accrued expenses                             $     962,961           $     816,707
Due to managing general partner and affiliates                          361,523                 276,161
Converter deposits                                                       18,479                  21,602
Subscriber prepayments                                                  156,733                 231,419
Notes payable                                                        20,030,173              20,819,461

                                                                  -------------           -------------
                  Total liabilities                                  21,529,869              22,165,350
                                                                  -------------           -------------

Partners' equity:
 General Partners:
   Contributed capital, net                                             (56,075)                (56,075)
   Accumulated deficit                                                 (101,797)               (100,673)

                                                                  -------------           -------------
                                                                       (157,872)               (156,748)
                                                                  -------------           -------------

 Limited Partners:
   Contributed capital, net                                             591,327                 593,327
   Accumulated deficit                                               (6,029,912)             (5,918,652)

                                                                  -------------           -------------
                                                                     (5,438,585)             (5,325,325)
                                                                  -------------           -------------


                  Total partners' equity                             (5,596,457)             (5,482,073)
                                                                  -------------           -------------


Total liabilities and partners' equity                            $  15,933,412           $  16,683,277
                                                                  =============           =============


 The accompanying note to unaudited financial statements is an integral part of these statements

NORTHLAND CABLE PROPERTIES FIVE LIMITED PARTNERSHIP
STATEMENTS OF OPERATIONS - (Unaudited)
(Prepared by the Managing General Partner)


                                                        For the nine months ended September 30,
                                                        ---------------------------------------
                                                            1997                        1996
                                                        -----------                 -----------

Service revenues                                        $ 7,073,105                 $ 6,858,141

Expenses:
  Operating                                                 629,259                     592,436
  General and administrative (including
     $1,070,675 and $936,818 to affiliates
     in 1997 and 1996, respectively)                      1,760,874                   1,732,729
Programming                                               1,930,194                   1,803,030
Depreciation and amortization                             1,651,381                   1,725,277

                                                        -----------                 -----------
                                                          5,971,708                   5,853,472
                                                        -----------                 -----------

Income from operations                                    1,101,397                   1,004,669

Other income (expense):
   Interest expense                                      (1,265,244)                 (1,302,565)
   Interest income                                           23,196                       1,284
   Other income                                              28,268                       2,095

                                                        -----------                 -----------
                                                         (1,213,780)                 (1,299,186)
                                                        -----------                 -----------


Net income (loss)                                       $  (112,383)                   (294,517)
                                                        ===========                 ===========


Allocation of net income (loss):

   General Partners                                     $    (1,124)                $    (2,945)
                                                        ===========                 ===========


   Limited Partners                                     $  (111,259)                $  (291,572)
                                                        ===========                 ===========


Net income (loss) per limited partnership unit:
 (14,735 units and 14,739 units, respectively)          $        (8)                $       (20)
                                                        ===========                 ===========


Net income (loss) per $1,000 investment                 $       (15)                $       (40)
                                                        ===========                 ===========


 The accompanying note to unaudited financial statements is an integral part of these statements

NORTHLAND CABLE PROPERTIES FIVE LIMITED PARTNERSHIP
STATEMENTS OF OPERATIONS - (Unaudited)
(Prepared by the Managing General Partner)


                                                          For the three months ended September 30,
                                                        -------------------------------------------
                                                               1997                      1996
                                                        ----------------           ----------------

Service revenues                                        $      2,398,487           $      2,343,307

Expenses:
  Operating                                                      214,377                    210,166
  General and administrative (including
     $303,451 and $307,489 to affiliates
     in 1997 and 1996, respectively)                             606,697                    604,244
Programming                                                      645,994                    613,177
Depreciation and amortization                                    546,192                    515,960

                                                        ----------------           ----------------
                                                               2,013,260                  1,943,547
                                                        ----------------           ----------------

Income from operations                                           385,227                    399,760

Other income (expense):
   Interest expense                                             (424,977)                  (433,461)
   Interest income                                                18,563                        213
   Other income                                                   28,218                       --

                                                        ----------------           ----------------
                                                                (378,196)                  (433,248)
                                                        ----------------           ----------------


Net income (loss)                                       $          7,031           $        (33,488)
                                                        ================           ================


Allocation of net income (loss)

   General Partners                                     $             70           $           (335)
                                                        ================           ================


   Limited Partners                                     $          6,961           $        (33,153)
                                                        ================           ================


Net income (loss) per limited partnership unit:
 (14,735 units and 14,739 units, respectively)          $           --             $             (2)
                                                        ================           ================


Net income (loss) per $1,000 investment                 $           --             $             (4)
                                                        ================           ================


 The accompanying note to unaudited financial statements is an integral part of these statements

NORTHLAND CABLE PROPERTIES FIVE LIMITED PARTNERSHIP
STATEMENTS OF CASH FLOWS - (Unaudited)
(Prepared by the Managing General Partner)


                                                              For the nine months ended September 30,
                                                             -----------------------------------------
                                                                   1997                      1996
                                                             ---------------           ---------------

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                   $      (112,383)          $      (294,517)
Adjustments to reconcile net income to
   cash provided by operating activities:
   Depreciation and amortization                                   1,651,381                 1,725,277
   (Increase) decrease in operating assets:
     Accounts receivable                                              52,654                  (104,162)
     Insurance receivable                                            126,000                      --
     Prepaid expenses                                                (86,935)                    5,688
   Increase (decrease) in operating liabilities
     Accounts payable and accrued expenses                           146,254                   540,096
     Due to managing general partner and affiliates                   85,362                    80,029
     Converter deposits                                               (3,123)                   (3,296)
     Subscriber prepayments                                          (74,686)                  (25,935)

                                                             ---------------           ---------------
Net cash from operating activities                                 1,784,524                 1,923,180
                                                             ---------------           ---------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment, net                             (803,103)                 (813,489)

                                                             ---------------           ---------------
Net cash used in investing activities                               (803,103)                 (813,489)
                                                             ---------------           ---------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on borrowings                                    (789,288)                 (643,843)
Distributions to partners                                               --                     (74,439)
Loan fees and other costs incurred                                      --                     (26,353)
Repurchase of limited partner interest                                (2,000)                     --

                                                             ---------------           ---------------
Net cash used in financing activities                               (791,288)                 (744,635)
                                                             ---------------           ---------------

INCREASE IN CASH                                                     190,133                   365,056

CASH, beginning of period                                            414,811                   241,713


                                                             ---------------           ---------------
CASH, end of period                                          $       604,944           $       606,769
                                                             ===============           ===============


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

   Cash paid during the period for interest                  $     1,020,241           $       885,896
                                                             ===============           ===============


 The accompanying note to unaudited financial statements is an integral part of these statements

               NORTHLAND CABLE PROPERTIES FIVE LIMITED PARTNERSHIP

                     NOTE TO UNAUDITED FINANCIAL STATEMENTS


(1) These unaudited financial statements are being filed in conformity with Rule 10-01 of Regulation S-X regarding interim financial statement disclosure and do not contain all of the necessary footnote disclosures required for a fair presentation of the Balance Sheets, Statements of Operations and Statements of Cash Flows in conformity with generally accepted accounting principles. However, in the opinion of management, this data includes all adjustments, consisting only of normal recurring accruals, necessary to present fairly the Partnership's financial position at September 30, 1997 and December 31, 1996, its Statements of Operations for the nine and three months ended September 30, 1997 and 1996, and its Statements of Cash Flows for the nine months ended September 30, 1997 and 1996. Results of operations for these periods are not necessarily indicative of results to be expected for the full year.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Results of Operations

Cable television revenues totaled $2,341,403 for the three months ended September 30, 1997, representing no substantial increase over the same period in 1996. Of these revenues, $1,637,519 (70%) was derived from basic service charges, $230,208 (10%) from premium services, $246,194 (11%) from tier services, $42,362 (2%) from installation charges, $42,102 (2%) from service maintenance contracts and $143,018 (5%) from other sources.

As of September 30, 1997, the Partnership's systems served approximately 22,700 basic subscribers, 9,200 premium subscribers and 10,500 tier subscribers.

Cable television operating expenses totaled $212,375 for the three months ended September 30, 1997, an increase of approximately 2% over the same period in 1996. This is mainly due to increased personnel costs.

Cable television general and administrative expenses totaled $576,344 for the three months ended September 30, 1997, representing no substantial increase over the same period in 1996. This is mainly due to increased expenses related to personnel offset by an adjustment to franchise fees.

Cable television programming expenses totaled $611,677 for the three months ended September 30, 1997, reflecting an increase of approximately 6% over the same period in 1996. This is mainly due to higher costs charged by program suppliers and additional salary and benefit costs related to local programming and advertising support.

The radio station operations for the three months ended September 30, 1997 included revenues of $57,084 derived primarily from advertising sales. Radio operation expenses are primarily comprised of programming and salary and benefit costs.

Depreciation and amortization expense increased approximately 6% as compared to the same period in 1996. This is mainly due to assets acquired in 1997 and fourth quarter 1996.

Interest expense for the three months ended September 30, 1997 decreased approximately 2% as compared to the same period in 1996. The average bank debt outstanding decreased from $21,181,554 during the third quarter of 1996 to $20,279,766 during the third quarter of 1997 due to required principal payments being made. The Partnership's effective interest rate increased from approximately 8.19% during the third quarter of 1996 to 8.38% during the third quarter of 1997.

Liquidity and Capital Resources

The Partnership's primary source of liquidity is cash flow provided from operations. Based on management's analysis, the Partnership's cash flow from operations is sufficient to cover future operating costs, debt service and planned capital expenditures.

Under the terms of the Partnership's loan agreement, the Partnership has agreed to restrictive covenants which require the maintenance of certain ratios including a maximum ratio of senior debt to annualized operating cash flow of
5.50 to 1 (Leverage Ratio) and a minimum ratio of annualized operating cash flow to fixed charges of 1.00 to 1 (Fixed Charge Ratio). As of March 31, 1997 the Partnership was not in compliance with its Fixed Charge Ratio. The Partnership's lender waived this requirement for the first quarter of 1997. Additionally, the Partnership's lender has agreed to amend certain financial covenants through June 30, 1998 including the Leverage and Fixed Charge Ratios. At September 30, 1997, the Partnership was in compliance with its required financial covenants as amended.

The balance outstanding under the credit facility is $20,017,266. As of the date of this filing, interest rates on the credit facility were as follows:
$15,350,000 fixed at 7.995% under the terms of an amortizing interest rate swap agreement expiring December 8, 1997; and $4,732,000 fixed at 8.34375% under the terms of an interest rate swap agreement expiring December 8, 1997. The balance of $200,000 bears interest at the prime rate plus 1 3/8% (currently 9.875%). The above rates include a margin paid to the lender based on overall leverage, and may decrease if the Partnership's leverage decreases.

Capital Expenditures

During the third quarter of 1997, the Partnership incurred approximately $362,000 in capital expenditures including a vehicle upgrade and new office construction in the Corsicana, TX system; a trunk replacement in the Cedar Creek, TX system; a telephone system replacement in the Forest City, NC system; and line extensions in the Lamesa, TX system.

Planned expenditures for the balance of 1997 include construction of a fiber optic backbone and new vehicle purchase in Cedar Creek, TX; channel additions and vehicle replacement in Lamesa, TX; a continuing trunk upgrade to 400 MHz in the Ellenboro, NC portion of the Forest City, NC system; computer equipment upgrade in Corsicana, TX and small line extensions in various systems.

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

(b) No reports on Form 8-K have been filed during the quarter ended September 30, 1997.

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

               NORTHLAND CABLE PROPERTIES FIVE LIMITED PARTNERSHIP

                            BY:  Northland Communications Corporation,
                                 Managing General Partner



Dated:                      BY:  /s/ RICHARD I. CLARK
                                     -------------------------------------------
                                     Richard I. Clark
                                     (Vice President/Treasurer)



Dated:                      BY:  /s/ GARY S. JONES
                                     -------------------------------------------
                                     Gary S. Jones
                                     (Vice President)

                                 EXHIBIT INDEX



Exhibit Number          Description
--------------          ------------------------
   27.0                 Financial Data Schedule