Form 10-Q/A
period 1997-09-30
NORTHLAND CABLE PROPERTIES FIVE LTD PARTNERSHIP
filed 1998-01-20
CIK 776730

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q/A

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the period ended SEPTEMBER 30, 1997
                                 ----------------------------------

                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from _________________ to ________________

Commission File Number:             0-16065
                        ----------------------------------

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


                                Yes  [X]  No  [ ]


----------
This filing contains ____ pages.  Exhibits index appears on page ____.

The purpose of this filing is to amend and restate Part I Item 2 Liquidity and Capital Resources of the Registrant's 10 Q for the period ended September 30, 1997.

PART I
ITEM 2

Liquidity and Capital Resources

Currently, the Partnership's primary source of liquidity is cash provided from operations and borrowing capacity under its revolving credit facility. Short-term liabilities are paid primarily through cash flow generated by long-term assets and , to some extent, credit available under existing lines of credit, particularly in periods of significant capital expenditures. "Current assets," as that term is defined under generally accepted accounting principles, is not the primary source of liquidity used by the Partnership to satisfy its short-term obligations. Net cash provided by operating activities was $1,784,524 for the nine months ended September 30, 1997. The general and limited partners have no future obligation to make additional capital contributions to the Partnership.

Should the Partnership's future working capital needs exceed cash provided from operating activities and its borrowing capacity, several alternative sources of additional funding exist, including renegotiation of the Partnership's current loan agreement to provide additional borrowing capacity, deferral of management fees and certain operating costs payable to the Managing General Partner, and the seeking of a loan from the Managing General Partner. The General Partners are not obligated to defer payments due to them or to make loans to the Partnership.

The Partnership currently has a revolving credit and term loan facility with First Union National Bank of North Carolina. The indebtedness is secured by a first lien position on all present and future assets of the Partnership. As of September 30, 1997, this loan facility had an outstanding balance of $20,017,266. Graduated principal plus interest payments are due quarterly until maturity on March 31, 2001. Pursuant to its loan agreement, the Partnership is subject to certain restrictive covenants, consisting primarily of the maintenance of certain financial ratios, including a maximum ratio of debt to annualized operating cash flow of 5.25 to 1 and a minimum ratio of annualized operating cash flow to fixed charges of 1.00 to 1. Breach of these financial covenants constitutes an event of default, upon the happening of which the lender is entitled to accelerate the loan and enforce legal remedies, including foreclosure upon the Partnership's assets. As of September 30, 1997, the Partnership was not in compliance with the required ratio of debt to annualized operating cash flow. Additionally, the Partnership does not expect to comply with its required ratio of debt to annualized operating cash flow for the quarter ended December 31, 1997. The Partnership has received a waiver from its lender for these covenant violations. The waivers granted by the lender apply specifically to these events of default and shall remain in effect with respect to these specific items throughout the remaining term of the loan agreement.

The issuance of the waivers were conditioned upon the Managing General Partner deferring management fees for the first quarter of 1998, which would approximate $150,000, and limiting the Partnership's borrowings under its revolving credit facility to $600,000 subsequent to September 30, 1997. These conditions would provide the Partnership with $750,000 of working capital in addition to that provided by operations which management estimates will be adequate to cover all operating expenses, debt service and capital expenditures for 1998.

Should the Partnership continue operations beyond 1998, the Managing Partner believes certain modifications to the existing loan agreement would be necessary. These modifications would include a revision to the required ratio of debt to annualized operating cash flow as well as an extension of maturity and rescheduling of principal amortization. Based on discussion with the Partnership's lender, the Managing General Partner believes these modifications could be achieved, if necessary, with no material adverse effect on the Partnership.

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

               NORTHLAND CABLE PROPERTIES FIVE LIMITED PARTNERSHIP

       BY:  Northland Communications Corporation,
            Managing General Partner



Dated:  January 20, 1998    BY:  /s/ RICHARD I. CLARK
       -------------------           ---------------------------
                                     Richard I. Clark
                                     (Vice President/Treasurer)



Dated:  January 20, 1998    BY:  /s/ GARY S. JONES
       -------------------           ---------------------------
                                     Gary S. Jones
                                     (Vice President)