Form 10-K
period 1997-12-31
NORTHLAND CABLE PROPERTIES FIVE LTD PARTNERSHIP
filed 1998-03-27
CIK 776730

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

                   For the fiscal year ended DECEMBER 31, 1997

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

        (1)    Form 8-A Registration Statement filed July 24, 1987.
        (2) Form 10-K Annual Reports for fiscal years ended December 31, 1986, December 31, 1988, December 31, 1990, December 31, 1991,
               December 31, 1992, December 31, 1994, and December 31, 1995, respectively.
        (3)    Form 8-K dated September 29, 1994.
        (4)    Form 10-Q Quarterly Report for period ended September 30, 1995.

This filing contains ____ pages. Exhibits Index appears on page ____. Financial Statements/Schedules Index appears on page ____.

Cautionary statement for purposes of the "Safe Harbor" provisions of the Private Litigation Reform Act of 1995. Statements contained or incorporated by reference in this document that are not based on historical fact are "forward-looking statements" within the meaning of the Private Securities Reform Act of 1995. Forward-looking statements may be identified by use of forward-looking terminology such as "believe", "intends", "may", "will", "expect", "estimate", "anticipate", "continue", or similar terms, variations of those terms or the negative of those terms.

                                     PART I

ITEM 1.   BUSINESS

        Northland Cable Properties Five Limited Partnership (the "Partnership") is a Washington limited partnership consisting of two general partners (the "General Partners") and approximately 995 limited partners as of December 31, 1997. Northland Communications Corporation, a Washington corporation, is the Managing General Partner of the Partnership (referred to herein as "Northland" or the "Managing General Partner"). FN Equities Joint Venture, a California general partnership, is the Administrative General Partner of the Partnership (the "Administrative General Partner").

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

        NORTHLAND CABLE TELEVISION, INC. - formed in October 1985 and principally involved in the direct ownership of cable television systems. Sole shareholder of Northland Cable News, Inc.

                NORTHLAND CABLE NEWS, INC. - formed in May 1994 and principally involved in the production and development of local news, sports and informational programming.

        NORTHLAND CABLE SERVICES CORPORATION - formed in August 1993 and principally involved in the development and production of computer software used in billing and financial record keeping for Northland-affiliated cable systems. Sole shareholder of Cable Ad-Concepts.

                CABLE AD-CONCEPTS, INC. - formed in November 1993 and principally involved in the sale, development and production of video commercial advertisements that are cablecast on Northland-affiliated cable systems.

        NORTHLAND MEDIA, INC. - formed in April 1995 as the holding company for the following entity:

                        STATESBORO MEDIA, INC. - formed in April 1995 and
                principally involved in operating an AM radio station serving the community of Statesboro, GA and surrounding areas.

        The Partnership was formed on August 19, 1985 and began operations in 1985 with the acquisition of a cable television system serving several communities and contiguous areas surrounding Cedar Creek, Texas (the "Cedar Creek System"). In 1986, the Partnership purchased cable television systems located in Lamesa, Texas and surrounding areas (the "Lamesa System"), and in western North Carolina (the "Forest City System"). In September 1994 the Partnership purchased a cable television system in Corsicana, Texas (the "Corsicana System"). In December 1995, the Partnership acquired cable television systems serving communities in the Ellenboro, Bostic, Gilkey and Harris, North Carolina areas (the "Phoenix Systems")(collectively the cable systems are referred to herein as the "Systems"). As of December 31, 1997, the total number of basic subscribers served by the Systems was 22,847, and the Partnership's penetration rate (basic subscribers as a percentage of homes passed) was approximately 60% as compared to an industry average of approximately 68%, as reported by PAUL KAGAN AND ASSOCIATES, INC.

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

        The Partnership serves the communities and surrounding areas of the Lamesa, Cedar Creek and Corsicana, Texas Systems, as well as Forest City, North Carolina (including the former Phoenix Systems). The following is a description of the areas:

        Lamesa, TX: Lamesa is the county seat of Dawson County, Texas. Its economy is largely based on agriculture and livestock. Total cultivated acreage in Dawson County is estimated at over 500,000 acres, with cotton being the principal crop. Certain information regarding the Lamesa, TX system as of December 31, 1997 is as follows:

               Basic Subscribers                          3,332
               Tier Subscribers                           1,447
               Premium Subscribers                          937
               Estimated Homes Passed                     4,085

        Cedar Creek, TX: The eight communities served by the Cedar Creek System are scattered around Cedar Creek Lake, a man-made reservoir created in 1967 to provide water to Fort Worth, Texas. The 33,750-acre lake is a recreation attraction and provides residents and weekenders with opportunities for fishing, camping, boating and other water sports. Although tourism is the primary growth industry, many residents commute to Dallas on a daily basis. Certain information regarding the Cedar Creek, TX system as of December 31, 1997 is as follows:

               Basic Subscribers                          4,049
               Tier Subscribers                           1,083
               Premium Subscribers                        1,093
               Estimated Homes Passed                     8,445

        Forest City, NC: The communities served by the Forest City System are all located in Rutherford County, North Carolina, in the industrial Piedmont section of North Carolina and the Blue Ridge Mountains. In the midst of the county lies Forest City, atop a hill, with the smaller surrounding communities served by the Forest City System located within close proximity. Rutherford County is in an area generally referred to as the "Thermal Belt" region. This region is known for its year-round moderate climate. Initially, this climate created ideal conditions for a prosperous agricultural economy, which remains a strong contributor to the local economy. More recently, the area has been enjoying growth in industrial development. Certain information regarding the Forest City, NC system as of December 31, 1997 is as follows:

               Basic Subscribers                          9,268
               Tier Subscribers                           6,987
               Premium Subscribers                        3,675
               Estimated Homes Passed                    15,240

        Corsicana, TX:The Corsicana system serves the community of and contiguous areas surrounding Corsicana, Texas located in north central Texas on I-45 between Dallas (53 miles) and Houston (187 miles). Founded in 1848, the city flourished with the expansion of railroads, discovery of oil in 1894 and subsequent oil booms. Corsicana was the site of the first oil refinery in Texas, built by Magnolia Oil in 1897. From those beginnings came Mobil Oil whose parent company was Magnolia. Texaco Oil also traces its beginnings to Corsicana. Today, Corsicana is the host city for Texas' newest and largest recreational area, Richland Chambers Lake. The city also encompasses the 117-acre main campus of Navarro College, which contains a population of approximately 3,000 students. Certain information regarding the Corsicana, TX system as of December 31, 1997 is as follows:

               Basic Subscribers                           6,198
               Tier Subscribers                            1,161
               Premium Subscribers                         3,100
               Estimated Homes Passed                     10,250

        The Partnership had 36 employees as of December 31, 1997. Management of these systems is handled through offices located in the towns of Gun Barrel City (Cedar Creek), Lamesa and Corsicana, Texas and Forest City, North Carolina. Pursuant to the Agreement of Limited Partnership, the Partnership reimburses the Managing General Partner for time spent by the Managing General Partner's accounting staff on Partnership accounting and bookkeeping matters. (See Item 13(a) below.)

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

        In addition to the cable television assets described above,the Partnership owns all of the stock of Corsicana Media, Inc., a Washington corporation, which the Partnership formed for the purpose of acquiring and operating an AM radio station serving the community of Corsicana, Texas and surrounding areas. On January 16, 1995, Corsicana Media acquired the radio station operating assets of KAN-D Land, Inc. for a total price of $500,000. This purchase price was determined by the seller from whom the Partnership purchased the Corsicana System with the purchase of the Corsicana System being conditioned upon the purchase of Corsicana Media. KAN-D Land, Inc.'s operating assets consist of a low-power (i.e., 1,000 watt), unrated (i.e., broadcasts in a non-existent radio market) AM radio station. Since August 1994, the Partnership has invested approximately $45,000 on capital projects related to Corsicana Media, including the replacement of the station's tower, ground plane and radio transmitter.

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

        Cable television systems face competition from alternative methods of receiving and distributing television signals and from other sources of news, information and entertainment such as off-air television broadcast programming, satellite master antenna television services, DBS services, wireless cable services, newspapers, movie theaters, live sporting events, online computer services and home video products, including videotape cassette recorders. The extent to which a cable communications system is competitive depends, in part, upon the cable system's ability to provide, at a reasonable price to customers, a greater variety of programming and other communications services than those which are available off-air or through other alternative delivery sources and upon superior technical performance and customer service.

        Cable television systems generally operate pursuant to franchises granted on a non-exclusive basis. The 1992 Cable Act prohibits franchising authorities from unreasonably denying requests for additional franchises and permits franchising authorities to operate cable television systems without a franchise. It is possible that a franchising authority might grant a second franchise to another company containing terms and conditions more favorable than those afforded the Partnership.

        Well-financed businesses from outside the cable industry (such as the public utilities and other companies that own the poles to which cable is attached) may become competitors for franchises or providers of competing services. Congress has repealed the prohibition against national television networks owning cable systems, and telephone companies may now enter the cable industry, as described below. Such new entrants may become competitors for franchises or providers of competitive services. In general, a cable system's financial performance will be adversely affected when a competing cable service exists (referred to in the cable industry as an "overbuild").

        In recent years, the FCC and the Congress have adopted policies providing a more favorable operating environment for new and existing technologies that provide, or have the potential to provide, substantial competition to cable television systems. These technologies include, among others, DBS, whereby signals are transmitted by satellite to small receiving dishes located on subscribers' homes. Programming is currently available to DBS subscribers through conventional, medium- and high-powered satellites. Existing DBS systems offer in excess of 120 channels of programming and pay-per-view services and are expected to increase channel capacity to 150 or more channels, enabling them to provide program service comparable to and in some instances, superior to those of cable television systems. At least four well-financed companies currently offer DBS services and have undertaken extensive marketing efforts to promote their products. The FCC has implemented regulations under the 1992 Cable Act to enhance the ability of DBS systems to make available to home satellite dish owners certain satellite delivered cable programming at competitive costs. Programming offered by DBS systems has certain advantages over cable systems with respect to number of channels offered, programming capacity and digital quality, as well as disadvantages that include high upfront and monthly costs and a lack of local programming, service and equipment distribution. DBS systems will provide increasing competition to cable systems as the cost of DBS reception equipment continues to decline. At least one DBS provider is undertaking the technical and legislative steps necessary to enhance its service by adding local broadcast signals which could further increase competitive pressures from DBS systems.

        Cable television systems also compete with wireless program distribution services such as MMDS which uses low power microwave to transmit video programming over the air to customers. Additionally, the FCC recently adopted new regulations allocating frequencies in the 28 GHz band for a new multichannel wireless video service similar to MMDS, known as Local Multipoint Distribution Service ("LMDS"). LMDS is also suited for providing wireless data services, including the possibility of Internet access. Wireless distribution services generally provide many of the programming services provided by cable systems, although current technology limits the number of channels which may be offered. Moreover, because MMDS service generally requires unobstructed "line of sight" transmission paths, the ability of MMDS systems to compete may be hampered in some areas by physical terrain and foliage.

        The 1996 Telecommunications Act eliminated the previous prohibition on the provision of video programming by local exchange telephone companies ("LECs") in their telephone service areas. Various LECs currently are providing and seeking to provide video programming services within their telephone service areas through a variety of distribution methods, primarily through the deployment of broadband wire facilities, wireless transmission and installation of traditional cable systems alongside existing telephone equipment. Cable television systems could be placed at a competitive disadvantage if the delivery of video programming services by LECs becomes widespread, since LECs may not be required, under certain circumstances, to obtain local franchises to deliver such video services or to comply with the variety of obligations imposed upon cable television systems under such franchises. Issues of cross subsidization by LECs of video and telephony services also pose strategic disadvantages for cable operators seeking to compete with LECs that provide video services. The Company believes, however, that the small to medium markets in which it provides or expects to provide cable services are unlikely to support competition in the provision of video and telecommunications broadband services given the lower population densities and higher costs per subscriber of installing plant. The 1996 Telecommunications Act's provisions promoting facilities-based broadband competition are primarily targeted at larger systems and markets. The 1996 Telecommunications Act includes certain limited exceptions to the general prohibition on buy outs and joint ventures between incumbent cable operators and LECs for smaller non-urban cable systems and carriers meeting certain criteria.

        Other new technologies may become competitive with non-entertainment services that cable television systems can offer. The FCC has authorized television broadcast stations to transmit textual and graphic information useful both to consumers and businesses. The FCC also permits commercial and noncommercial FM stations to use their subcarrier frequencies to provide non-broadcast services including data transmissions. The FCC has established an over-the-air Interactive Video and Data Service that will permit two-way interaction with commercial and educational programming along with informational and data services. The expansion of fiber optic systems by LECs and other common carriers, and electric utilities is providing facilities for the transmission and distribution to homes and businesses of video services, including interactive computer-based services like the Internet, data and other nonvideo services.

        The business of delivering and producing televised news, information and entertainment are characterized by new market entrants, increasingly rapid technological change and evolving industry standards. There can be no assurance that the Partnership will be able to fund the capital expenditures necessary to keep pace with technological developments or that the Partnership will successfully predict the technical demand of its subscribers. The Partnership's inability to provide enhanced services in a timely manner or to predict the demands of the marketplace could have a material adverse effect on the Partnership, its financial condition, prospects and debt service ability.

        Advances in communications technology as well as changes in the marketplace and the regulatory and legislative environments are constantly occurring. Thus, it is not possible to predict the effect that ongoing or future developments might have on the cable industry or on the operations of the Partnership.

REGULATION

        The Partnership's business is subject to intensive regulation at the federal and local levels, and to a lesser degree, at the state level. The FCC, the principal federal regulatory agency with jurisdiction over cable television, is responsible for implementing federal policies such as rate regulation, cable system relations with other communications media, cross-ownership, signal carriage, equal employment opportunity and technical performance. Provisions of regulatory events that have impacted the Partnership's cable television system operations, which are the principal business of the Partnership, are summarized below.

        INTRODUCTION

        The operation of cable television systems is extensively regulated by the FCC, some state governments and most local governments. The Telecommunications Act of 1996 alters the regulatory structure governing the nation's telecommunications providers. The Telecommunications Act of 1996 is intended to remove barriers to competition in both the cable television market and the local telephone market. It also reduces the scope of cable rate regulation.

        The 1996 Telecommunications Act requires the FCC to undertake a host of implementing rulemakings, the final outcome of which cannot yet be determined. Moreover, Congress and the FCC have frequently revisited the subject of cable regulation. Future legislative and regulatory changes could adversely affect the Partnership's operations. This section briefly summarizes key laws and regulations affecting the operation of the Partnership's systems and does not purport to describe all present, proposed, or possible laws and regulations affecting the Company or its systems.

        CABLE RATE REGULATION

        The 1992 Cable Act imposed an extensive rate regulation regime on the cable television industry. Under that regime, all cable systems are subject to rate regulation, unless they face "effective competition" in their local franchise area. Federal law now defines "effective competition" on a community-specific basis as requiring either low penetration (less than 30%) by the incumbent cable operator, appreciable penetration (more than 15%) by competing multichannel video providers ("MVPs"), or the presence of a competing MVP affiliated with a local telephone company.

        Although the FCC rules control, local government units (commonly referred to as "local franchising authorities" or "LFAs") are primarily responsible for administering the regulation of the lowest level of cable, the basic service tier ("BST"), which typically contains local broadcast stations and public, educational, and government access channels. Before an LFA begins BST rate regulation, it must certify to the FCC that it will follow applicable federal rules, and many LFAs have voluntarily declined to exercise this authority. LFAs also have primary responsibility for regulating cable equipment rates. Under federal law, charges for various types of cable equipment must be unbundled from each other and from monthly charges for programming services. The 1996 Telecommunications Act allows operators to aggregate costs for broad categories of equipment across geographic and functional lines.

        The FCC itself directly administers rate regulation of an operator's cable programming service tiers ("CPST"), which typically contain satellite-delivered programming. Under the 1996 Telecommunications Act, the FCC can regulate CPST rates only if an LFA first receives at least two rate complaints from local subscribers and then files a formal complaint with the FCC. When new CPST rate complaints are filed, the FCC now considers only whether the incremental increase is justified and will not reduce the previously established CPST rate.

        Under the FCC's rate regulations, most cable systems were required to reduce their BST and CPST rates in 1993 and 1994, and have since had their rate increases governed by a complicated price cap scheme that allows for the recovery of inflation and certain increased costs, as well as providing some incentive for expanding channel carnage. The FCC has modified its rate adjustment regulations to allow for annual rate increases and to minimize previous problems associated with regulatory lag. Operators also have the opportunity of bypassing this "benchmark" regulatory scheme in favor of traditional "cost-of-service," regulation in cases where the latter methodology appears favorable. Premium cable services offered on a per-channel or per-program basis remain unregulated, as do affirmatively marketed packages consisting entirely of new programming product. Federal law requires that the BST be offered to all cable subscribers, but limits the ability of operators to require purchase of any CPST before purchasing premium services offered on a per-channel or per-program basis.

        In an effort to ease the regulatory burden on small cable systems, the FCC has created special rate rules applicable for systems with fewer than 15,000 subscribers owned by an operator with fewer than 400,000 subscribers. The special rate rules allow for a simplified cost-of-service showing. All of the Partnership's systems are eligible for these simplified cost-of-service rules, and have calculated rates generally in accordance with those rules.

        The 1996 Telecommunications Act provides additional relief for small cable operators. For franchising units with less than 50,000 subscribers and owned by an operator with less than one percent of the nation's cable subscribers (i.e., approximately 600,000 subscribers) that is not affiliated with any entities with aggregate annual gross revenue exceeding $250 million, CPST rate regulation is automatically eliminated. The Partnership and all of its systems qualify for this CPST deregulation.

        The 1996 Cable Act sunsets FCC regulation of CPST rates for all systems (regardless of size) on March 31, 1999. It also relaxes existing uniform rate requirements by specifying that uniform rate requirements do not apply where the operator faces "effective competition," and by exempting bulk discounts to multiple dwelling units, although complaints about predatory pricing still may be made to the FCC.

        CABLE ENTRY INTO TELECOMMUNICATIONS

        The 1996 Cable Act provides that no state or local laws or regulations may prohibit or have the effect of prohibiting any entity from providing any interstate or intrastate telecommunications service. States are authorized, however, to impose "competitively neutral" requirements regarding universal service, public safety and welfare, service quality, and consumer protection. State and local governments also retain their authority to manage the public rights-of-way and may require reasonable, competitively neutral compensation for management of the public rights-of-way when cable operators provide telecommunications service. The extent to which state and local governments may impose requirements in such situations recently has been, and will continue to be, the subject of litigation. The outcome of that litigation, and its effect on the Partnership, cannot be predicted. The favorable pole attachment rates afforded cable operators under federal law can be gradually increased by utility companies owning the poles (beginning on February 8, 2001) if the operator provides telecommunications service, as well as cable service, over its plant.

        Cable entry into telecommunications will be affected by the regulatory landscape now being fashioned by the FCC and state regulators. One critical component of the 1996 Cable Act to facilitate the entry of new telecommunications providers (including cable operators) is the interconnection obligation imposed on all telecommunications carriers. Certain aspects of the FCC's initial interconnection order were rejected by the Eighth Circuit Court of Appeals on July 18, 1997, on the ground that the states, not the FCC, have statutory authority to set the prices that incumbent local exchange carriers may charge for interconnection. The United States Supreme Court has granted certiorari to hear an appeal of the Eighth Circuit Court of Appeals ruling.

        TELEPHONE COMPANY ENTRY INTO CABLE TELEVISION

        The 1996 Cable Act allows telephone companies to compete directly with cable operators by repealing the historic telephone company/cable cross-ownership ban. Local exchange carriers ("LECs"), including the Bell Operating Companies, can now compete with cable operators both inside and outside their telephone service areas. Because of their resources, LECs could be formidable competitors to traditional cable operators, and certain LECs have begun offering cable service.

        Under the 1996 Cable Act, a LEC providing video programming to subscribers generally will be regulated as a traditional cable operator (subject to local franchising and federal regulatory requirements), unless the LEC elects to provide its programming via an "open video system" ("OVS"). To qualify for OVS status, the LEC must reserve two-thirds of the system's activated channels for unaffiliated entities.

        Although LECs and cable operators can now expand their offerings across traditional service boundaries, the general prohibition remains on LEC buyouts (i.e., any ownership interest exceeding 10 percent) of co-located cable systems, cable operator buyouts of co-located LEC systems, and joint ventures between cable operators and LECs in the same market. The 1996 Telecommunications Act provides a few limited exceptions to this buyout prohibition, including a carefully circumscribed "rural exemption." The 1996 Telecommunications Act also provides the FCC with the limited authority to grant waivers of the buyout prohibition (subject to LFA approval).

        ELECTRIC UTILITY ENTRY INTO TELECOMMUNICATIONS/CABLE TELEVISION

        The 1996 Cable Act provides that registered utility holding companies and subsidiaries may provide telecommunications services (including cable television) notwithstanding the Public Utilities Holding Company Act. Electric utilities must establish separate subsidiaries, known as "exempt telecommunications companies" and must apply to the FCC for operating authority. Because of their resources, electric utilities could be formidable competitors to traditional cable systems, and a few electric utilities have announced plans to offer video programming. Recent technological advances have increased the likelihood that electric utilities may become competitive with the Partnership.

        ADDITIONAL OWNERSHIP RESTRICTIONS

        The 1996 Cable Act eliminates statutory restrictions on broadcast/cable cross-ownership (including broadcast network/cable restrictions), but leaves in place existing FCC regulations prohibiting local cross-ownership between co-located television stations and cable systems. The 1996 Cable Act also eliminates the three year holding period required under the 1992 Cable Act's "anti-trafficking" provision. The 1996 Cable Act leaves in place existing restrictions on cable cross-ownership with satellite master antenna television ("SMATV") and MMDS facilities, but lifts those restrictions where the cable operator is subject to effective competition. FCC regulations permit cable operators to own and operate SMATV systems within their franchise area, provided that such operation is consistent with local cable franchise requirements.

        Pursuant to the 1992 Cable Act, the FCC adopted rules precluding a cable system from devoting more than 40% of its activated channel capacity to the carriage of affiliated national program services. A companion rule establishing a nationwide ownership cap on any cable operator equal to 30% of all domestic cable subscribers has been stayed pending further judicial review.

        There are no federal restrictions on non-U.S. entities having an ownership interest in cable television systems or the FCC licenses commonly employed by such systems.

        MUST CARRY/RETRANSMISSION CONSENT

        The 1992 Cable Act conveyed to a commercial broadcaster the right generally to elect every three years either to require: (i) that the local cable operator carry its signals ("must carry"); or (ii) that such operator obtain the broadcaster's retransmission consent before doing so. The Company has been able to reach agreements with all of the broadcasters who elected retransmission consent and has not been required by broadcasters to remove any broadcast stations from the cable television channel line-ups. To date, compliance with the "retransmission consent" and "must carry" provisions of the 1992 Cable Act has not had a material effect on the Partnership, although this result may change in the future depending on such factors as market conditions, the introduction of digital broadcasts, channel capacity and similar matters when such arrangements are renegotiated.

        CHANNEL SET-ASIDES

        LFAs can include franchise provisions, requiring cable operators to set aside certain channels for public, educational and governmental access programming. Federal law also requires cable systems to designate a portion of their channel capacity (up to 15% in some cases) for commercial leased access by unaffiliated third parties. The FCC has adopted rules regulating the terms, conditions and maximum rates a cable operator may charge for use of this designated channel capacity, but use of commercial leased access channels has been relatively limited. The FCC recently modified its leased access rules, making leased access somewhat more favorable to potential users. The changes, however, were not as dramatic as leased access users had hoped, and should not significantly infringe on the Partnership's control over the channel line-up of its various cable television operating systems. The revised maximum rate formula has been challenged by one leased access applicant in an appeal to the D.C. Circuit Court.

        ACCESS TO PROGRAMMING

        To spur the development of independent cable programmers and competition to incumbent cable operators, the 1992 Cable Act imposed restrictions on dealings between cable operators and cable programmers. The 1992 Cable Act precludes video programmers affiliated with cable companies from favoring cable operators over competitors and requires such programmers to sell their programming to other multichannel video distributors. This provision limits the ability of vertically integrated cable programmers to offer exclusive programming arrangements to cable companies.

        OTHER FCC REGULATIONS

        In addition to the FCC regulations noted above, there are other FCC regulations covering such areas as equal employment opportunity, subscriber privacy, programming practices (including, among other things, syndicated program exclusivity, network program non-duplication, local sports blackouts, indecent programming, lottery programming, political programming, sponsorship identification, and children's programming advertisements), registration of cable systems and facilities licensing, maintenance of various records and public inspection files, frequency usage, lockbox availability, antenna structure notification, tower marking and lighting, consumer protection and customer service standards, technical standards, and consumer electronics equipment compatibility. The FCC recently adopted rules relating to the ownership of cable wiring located inside multiple dwelling unit complexes. The FCC has concluded that such wiring can, in certain cases, be unilaterally acquired by the complex owner, making it easier for complex owners to terminate service from the incumbent cable operator in favor of a new entrant. The FCC recently imposed new Emergency Alert System requirements on cable operators which will be phased in over several years. The FCC recently adopted "closed captioning" rules that the Partnership does not expect to have an adverse effect on its operations. The FCC has the authority to enforce its regulations through the imposition of substantial fines, the issuance of cease and desist orders and/or the imposition of other administrative sanctions, such as the revocation of FCC licenses needed to operate certain transmission facilities used in connection with cable operations.

        PENDING PROCEEDING

        The FCC has initiated a rulemaking proceeding involving whether cable customers must be allowed to purchase cable converters from third party vendors. If the FCC concludes that such distribution is required, and does not make appropriate allowances for signal piracy concerns, it may become more difficult for cable operators to combat theft of service.

        COPYRIGHT

        Cable television systems are subject to federal copyright licensing covering carriage of television and radio broadcast signals. In exchange for filing certain reports and contributing a percentage of their revenue to a federal copyright royalty pool (which varies depending on the size of the system and the number of distant broadcast television signals carried), cable operators can obtain blanket permission to retransmit copyrighted material on broadcast signals. The possible modification or elimination of this compulsory copyright license is the subject of continuing legislative review and could adversely affect the Partnership's ability to obtain desired broadcast programming. In addition, the cable industry pays music licensing fees to BMI and is negotiating a similar arrangement with ASCAP. Copyright clearances for non-broadcast programming services are arranged through private negotiations.

        STATE AND LOCAL REGULATION

        Cable television systems generally are operated pursuant to nonexclusive franchises granted by a municipality or other state or local government entity in exchange for the use of public rights-of-way. Federal law now prohibits franchise authorities from granting exclusive franchises or from unreasonably refusing to award additional franchises. Cable franchises generally are granted for fixed terms and in many cases include monetary penalties for non-compliance and may be terminable if the franchisee fails to comply with material provisions.

        The terms and conditions of franchises vary materially from jurisdiction to jurisdiction. Each franchise generally contains provisions governing cable operations, service rates, franchise fees, system construction and maintenance obligations, system channel capacity, design and technical performance, customer service standards, and indemnification protections. Although LFAs have considerable discretion in establishing franchise terms, there are certain federal limitations. For example, LFAs cannot require the payment of franchise fees exceeding 5% of the system's gross revenue, cannot dictate the particular technology used by the system, and cannot specify video programming, other than identifying broad categories of programming, that must be carried on the systems.

        Federal law contains renewal procedures designed to protect incumbent franchisees against arbitrary denials of renewal. Even if a franchise is renewed, the franchise authority may seek to impose new and more onerous requirements such as significant upgrades in facilities and services or increased franchise fees as a condition of renewal. Similarly, if a franchise authority's consent is required for the purchase or sale of a cable system or franchise, such authority may attempt to impose more burdensome or onerous franchise requirements in connection with a request for consent. Historically, franchises have been renewed for cable operators that have provided satisfactory services and have complied with the terms of their franchises. However, there can be no assurance that renewal will be granted or that renewals will be made on similar terms and conditions.

        Various proposals have been introduced at the state and local levels with regard to the regulation of cable television systems, and a number of states have adopted legislation subjecting cable television systems to the jurisdiction of state governmental agencies.

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

ITEM 2.   PROPERTIES

        The Partnership's cable television system offices are located in and around Gun Barrel City (Cedar Creek), Lamesa and Corsicana, Texas and Forest City, North Carolina. The principal physical properties of the systems comprising the assets consist of system components (including antennas, coaxial cable, electronic amplification and distribution equipment), motor vehicles, miscellaneous hardware, spare parts and real property, including land and buildings. The Partnership's cable plant passed approximately 38,020 homes as of December 31, 1997. Management believes that the Partnership's plant passes all areas which are currently economically feasible to service. Future line extensions depend upon the density of homes in the area as well as available capital resources for the construction of new plant. (See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources".)

        In August 1994, the Partnership formed Corsicana Media, a Washington corporation and a wholly owned subsidiary, for the purpose of acquiring and operating an AM radio station serving the community of Corsicana, Texas and surrounding areas. On January 16, 1995, Corsicana Media acquired the radio station operating assets of KAN-D Land, Inc. for a total price of $500,000.

        In September 1994, the Partnership completed its purchase of certain operating assets and franchises of cable television systems owned by Corsicana Cable Television ("CCT"). These systems currently serve the community of Corsicana, Texas and surrounding areas. The total purchase price was $8,800,000. At the time of closing, the Partnership paid $8,370,000 to CCT. The remaining purchase price was in the form of an unsecured, subordinated, noninterest-bearing hold-back note payable due June 30, 1995. During 1995, the Partnership paid approximately $319,000 to CCT to satisfy the unsecured, subordinated, noninterest-bearing hold-back note payable. The amount paid was net of certain purchase price adjustments.

        On December 20, 1995, the Partnership acquired substantially all operating assets and franchise rights of the cable television systems in or around the communities of Ellenboro, Bostic, Gilkey and Harris, in the state of North Carolina (now part of the Forest City System and formerly described as the Phoenix Systems) for a total purchase price of $4,233,000. The cable television systems represent approximately 2,400 basic subscribers and were owned by Phoenix Cable Income Fund and PCI One Incorporated.


ITEM 3.   LEGAL PROCEEDINGS

        None.

ITEM 4.   SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

        None.

                                            PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
          MATTERS

               (a) There is no established public trading market for the Partnership's units of limited partnership interest.

               (b) The approximate number of equity holders as of December 31, 1997, is as follows:

                             Limited Partners:           995

                             General Partners:              2

               (c) The Partnership made no cash distributions in 1997 and made cash distributions of $73,694 to the limited partners and $744 to the Managing General Partner during 1996. The limited partners have received in the aggregate in the form of cash distributions $5,650,553 on total initial contributions of $7,500,000 as of December 31, 1997. As of December 31, 1997, the Partnership had repurchased $132,500 of limited partnership units ($500 per unit). Future distributions depend upon results of operations, leverage ratios and compliance with financial covenants required by the Partnership's lender.

ITEM 6.   SELECTED FINANCIAL DATA

                                              Years ended December 31,
                          ---------------------------------------------------------------------------
                              1997            1996            1995           1994             1993
                          -----------     -----------     -----------     -----------     -----------
SUMMARY OF OPERATIONS:

Revenue                   $ 9,549,197     $ 9,244,966     $ 7,897,009     $ 5,598,494     $ 4,724,194
Operating income            1,375,597       1,170,445         525,779         713,552         876,579
Loss on disposal of
  plant                       (18,365)       (166,840)        (14,795)              0               0
Net income (loss)            (333,683)       (727,733)       (989,380)        (37,786)        314,706
Net income (loss) per
  limited partner unit
  (weighted average)              (22)            (49)            (66)             (3)             21
Cumulative tax losses
  per limited partner
  unit                           (592)           (566)           (494)           (456)           (480)

                                                          December 31,
                          ---------------------------------------------------------------------------
                              1997            1996           1995            1994            1993
                          -----------     -----------     -----------     -----------     -----------
BALANCE SHEET DATA:

Total assets              $15,378,739     $16,683,277     $17,951,250     $15,099,388     $ 6,270,667
Notes payable              20,154,766      20,819,461      21,660,989      17,745,642       9,083,146
Total liabilities          21,196,495      22,165,350      22,631,152      18,641,032       9,591,252
General partners'
  deficit                    (160,085)       (156,748)       (148,727)       (137,346)       (135,475)
 Limited
partners'
  deficit                  (5,657,671)     (5,325,325)     (4,531,175)     (3,404,298)     (3,185,110)
Distributions per
  limited partner unit              0               5              10              10              10

Cumulative distribu-
  tions per limited
  partner unit                    378             378             373             363             353

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS


        1997 AND 1996

        Total revenues reached 9,549,197 for the year ended December 31, 1997, representing an increase of approximately 3% over the same period in 1996. Of these revenues $6,471,315 (68%) is derived from subscriptions to basic service, $883,261 (9%) is derived from subscriptions to premium services, $951,913 (10%) from tier service subscriptions and $1,242,708 (13%) from other sources such as installation charges and advertising. The overall revenue increase is attributable to a full period inclusion of basic rate increases effective August 1, 1996 which approximated 5% on a weighted average basis. Additionally, tier revenues increased 24% due to the launch of a tier service in the Corsicana System and the continued increase in penetration of tiers launched in 1996.

   As of December 31, 1997 the Systems served approximately 22,840 basic subscribers, 8,805 premium subscribers and 10,680 tier subscribers.



                          1997      1996      1995      1994      1993
                         ------    ------    ------    ------    ------
Basic Rate               $23.25    $22.10    $20.85    $20.15    $19.90
Tier Rate                  7.75      7.05      5.35      3.80      3.25
HBO Rate                  11.50     11.70     11.30     10.75     10.75
Cinemax Rate               7.30      6.80      7.00      7.15      7.35
Showtime Rate              7.50     10.85     10.95     10.50     10.50
Movie Channel Rate         8.50      8.70      9.00      8.50      8.50
Disney Rate                8.00      8.15      7.75      7.50      7.50
Additional
  Outlet Rate                --        --        --        --        --
Service Contract
  Rate                     2.75      2.75      2.90      3.10      3.15

   Operating expenses totaled $866,958 for the year ended December 31, 1997, representing an increase of approximately 5% over the same period in 1996. The increase was attributable to wage and benefit cost increases of approximately 7% over 1996. Salary and benefit costs are the major components of operating expenses accounting for approximately 75% of the total. Wages are reviewed annually, and generally increased based on cost of living adjustments and other factors. Therefore, management expects the trend of increases in operating expenses to continue.

   General and administrative expenses totaled $2,495,544 for the year ended December 31, 1997, representing an increase of 2% over the same period in 1996. The increase was attributable to a 27% rise in wage and benefit costs resulting from annual wage adjustments and the addition of personnel in the Corsicana and Forest City systems.

   Programming expenses totaled $2,591,577 for the year ended December 31, 1997, representing a 7% increase over the same period in 1996. Programming expenses mainly consist of payments made to suppliers of various cable programming services and are generally based on the number of subscribers served. The 1997 increase is attributable to a rise in the average number of tier subscribers from 9,092 in 1996 to 10,213 in 1997.

   Depreciation and amortization expenses totaled $2,219,521 for the year ended December 31, 1997, representing a decline of $168,022 from the same period in 1996. This decrease is a result of certain Partnership assets being fully depreciated.

   Interest expense totaled $1,718,610 for the year ended December 31, 1997, representing a decrease of $21,703 from the same period in 1996. The Partnership's average outstanding bank debt under its revolving credit and term loan with First Union National Bank decreased to $20,444,945 for the 1997 period from $21,275,304 for the 1996 period as a result of quarterly principal payments.

1996 AND 1995

        Total revenue for the year ended December 31, 1996 reached $9,244,966, representing an increase of approximately 17% over 1995 revenue. Approximately 70% of this increase stems from a full year of operations for those cable television systems which were acquired in December of 1995 (formerly owned by affiliates of Phoenix Cable and collectively identified herein as the "Phoenix Systems") and are now a part of the Partnership's Forest City System, originally purchased in 1986. The remaining increase is primarily attributable to rate increases for basic service which averaged 6%. Of the 1996 revenue, $6,237,969 (68%) is derived from subscriptions to basic service, $932,331 (10%) from subscriptions to premium services, $769,223 (8%) from tier service subscriptions, and $933,460 (14%) from other sources such as installation charges and advertising.

        Operating expenses totaled $823,200 for 1996, representing an increase of approximately 9% over 1995. Approximately 50% of this increase is due to the addition of employees from the purchase in 1995 of the Phoenix Systems. The remaining increase is due to increases in salary and benefit costs for all employees which averaged 5% in 1996. Salary and benefit costs are the major components of operating expenses. Employee wages are reviewed annually, and in most cases increased based on cost of living adjustments and other factors. Therefore, Management expects the trend of increases in operating expenses to continue.

        General and administrative expenses totaled $2,437,295 for 1996, representing an increase of approximately 20% over 1995. Approximately 65% of this increase is due to the acquisition of the Phoenix Systems. The remaining increase is due to increased salary and benefit costs, and increases in revenue based expenses, such as franchise fees and management fees. Significant administrative expenses are based on Partnership revenues. Therefore, as the Partnership's revenues increase, the trend of increased administrative expenses is expected to continue.

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

        Depreciation and amortization expense decreased from $2,544,097 in 1995 to $2,387,543 in 1996 (approximately 7%). This is mainly due to various assets becoming fully depreciated in early 1996, partially offset by expense associated with the acquisition of the Phoenix Systems.

        Interest expense increased from $1,505,965 in 1995 to $1,740,313 in 1996 (approximately 16%). The Partnership's average outstanding bank debt under its revolving credit and term loan with First Union National Bank increased from approximately $19,477,652 in 1995 to $21,181,554 in 1996, mainly due to a borrowing of $4,126,000 to finance the acquisition of the Phoenix Systems in December 1995. In addition, the Partnership's effective interest rate increased from approximately 7.73% in 1995 to approximately 8.00% in 1996.

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

LIQUIDITY AND CAPITAL RESOURCES

        The Partnership's cable television systems are located in and around four operating groups, including Corsicana, Lamesa and Cedar Creek, Texas and Forest City, North Carolina. The principal physical properties of the Assets consist of system components (including antennas, coaxial cable, electronic amplification and distribution equipment), motor vehicles, miscellaneous hardware, spare parts and real property, including office buildings and land on which towers and antennas are located. The General Partners believe that the Partnership's cable plant passes all areas which are currently economically feasible to service. Future line extensions depend upon the density of homes in the area as well as available capital resources for the construction of new plant.

        Currently, the Partnership's primary source of liquidity is cash provided from operations and borrowing capacity under its revolving credit facility. Short-term liabilities are paid primarily through cash flow generated by long-term assets and, to some extent, credit available under existing lines of credit, particularly in periods of significant capital expenditures. "Current assets," as that term is defined under generally accepted accounting principles, is not the primary source of liquidity used by the Partnership to satisfy its short-term obligations. Net cash provided by operating activities was $1,545,983, $2,150,354 and $1,341,667 for the years ended December 31, 1997,
1996 and 1995, respectively. The general and limited partners have no future obligation to make additional capital contributions to the Partnership.

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

   The Partnership currently has a revolving credit and term loan facility with First Union National Bank. The indebtedness is secured by a first lien position on all present and future assets of the Partnership. As of December 31, 1997, this loan facility had an outstanding balance of $20,154,766. Graduated principal plus interest payments are due quarterly until maturity on March 31, 2001. Pursuant to an amendment to its loan agreement effective December 31, 1997, the Partnership is subject to certain restrictive covenants, consisting primarily of the maintenance of certain financial ratios, including a maximum ratio of debt to annualized operating cash flow of 5.50 to 1 and a minimum ratio of annualized operating cash flow to fixed charges of 1.00 to 1 at December 31, 1997. Breach of these financial covenants constitutes an event of default, upon the happening of which the lender is entitled to accelerate the loan and enforce legal remedies, including foreclosure upon the Partnership's assets. The Partnership was in compliance with its financial covenants at December 31, 1997. As of September 30, 1997, the Partnership was not in compliance with the required ratio of debt to annualized operating cash flow. The Partnership has received a waiver from its lender for this covenant violation. The waiver granted by the lender applies specifically to this event of default and shall remain in effect with respect to this specific item throughout the remaining term of the loan agreement.

        The amendment to the loan agreement and issuance of the waiver were conditioned upon the Managing General Partner deferring management fees for the first quarter of 1998, which would approximate $150,000, and limiting the Partnership's borrowings under its revolving credit facility to $200,000 subsequent to December 31, 1997. These conditions would provide the Partnership with $350,000 of working capital in addition to that provided by operations which management estimates will be adequate to cover all operating expenses, debt service and capital expenditures for 1998.

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

        The Partnership manages its exposure to changes in interest rates by entering into certain fixed rate agreements with its lender. As of the date of this filing, interest rates on amounts outstanding under the credit facility are as follows: $14,823,212 fixed at a LIBOR rate of 8.53% expiring March 31, 1998; $5,131,554 fixed at a LIBOR rate of 8.34375% expiring June 30, 1998; and $200,000 bearing interest at a floating rate, currently 9.875%. These rates include a margin paid to the lender, currently 2.625% for fixed rates and 1.375% for floating rates, which may increase or decrease depending on the Partnership's ratio of debt to annualized operating cash flow.


CAPITAL EXPENDITURES

        During the year ended December 31, 1997, the Partnership incurred approximately $1,188,000 in capital expenditures including a vehicle upgrade and new office construction in the Corsicana System; a vehicle replacement in the Cedar Creek System; the first phase of a plant upgrade to the Ellenboro portion of the Forest City System; and the construction of a fiber optic backbone in the Cedar Creek System.

        Management estimates that the Partnership will spend approximately $650,000 on capital expenditures during 1998. These expenditures include continuation of a system upgrade to 330 MHz and deployement of a fiber optic backbone in the Cedar Creek, TX system, vehicle replacements in the Forest City, NC system and Corsicana, TX system as well as channel additions and line extensions in various systems.

YEAR 2000 ISSUES

        The efficient operation of the Partnership's business is dependent in part on its computer software programs and operating systems (collectively, Programs and Systems). These Program and Systems are used in several key areas of the Partnership's business, including subscriber billing and collections and financial reporting. The Managing General Partner has evaluated the Programs and Systems utilized in the conduct of the Partnership's business for the purpose of identifying year 2000 compliance problems. Failure to remedy these issues could impact the ability of the Partnership to timely bill its subscribers for service provided and properly report its financial condition and results of operations which could have a material impact on its liquidity and capital resources.

        The Programs and Systems utilized in subscriber billing and collections has been modified to address year 2000 compliance issues. These modifications are currently in the process of being installed in the Partnership's various billing sites. The Partnership expects this implementation to be completed by the end of 1998. The Managing General Partner is currently in the process of replacing Programs and Systems related to financial reporting which will resolve year 2000 compliance issues and is expected to be completed by the end of 1998. The aggregate cost to the Partnership to address year 2000 compliance issues is not expected to be material to its results of operations, liquidity and capital resources.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        The audited financial statements of the Partnership for the years ended December 31, 1997, 1996 and 1995 are included as a part of this filing (see Item 14(a)(1) below).

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

        JOHN S. WHETZELL (AGE 56). Mr. Whetzell is the founder of Northland Communications Corporation and has been President since its inception and a Director since March 1982. Mr. Whetzell became Chairman of the Board of Directors in December 1984. He also serves as President and Chairman of the Board of Northland Telecommunications Corporation and each of its subsidiaries. He has been involved with the cable television industry for over 23 years and currently serves as a director on the board of the Cable Telecommunications Association, a national cable television association. Between March 1979 and February 1982 he was in charge of the Ernst & Whinney national cable television consulting services. Mr. Whetzell first became involved in the cable television industry when he served as the Chief Economist of the Cable Television Bureau of the Federal Communications Commission (FCC) from May 1974 to February 1979. He provided economic studies to support the deregulation of cable television both in federal and state arenas. He participated in the formulation of accounting standards for the industry and assisted the FCC in negotiating and developing the pole attachment rate formula for cable television. His undergraduate degree is in economics from George Washington University, and he has an MBA degree from New York University.

        JOHN E. IVERSON (AGE 61). Mr. Iverson is the Assistant Secretary of Northland Communications Corporation and has served on the Board of Directors since December 1984. He also serves on the Board of Directors of Northland Telecommunications Corporation and each of its subsidiaries. He is currently a partner in the law firm of Ryan, Swanson & Cleveland, Northland's general counsel. He is a member of the Washington State Bar Association and American Bar Association and has been practicing law for more than 35 years. Mr. Iverson is the past president and a Trustee of the Pacific Northwest Ballet Association. Mr. Iverson has a Juris Doctor degree from the University of Washington.

company. At the time of his retirement he was a Vice President of Sales and Marketing as well as chairman of Weyerhaeuser's business ethics committee. Mr. Barrett is a graduate of Princeton University magna cum laude and of the Harvard University Graduate School of Business Administration.

        RICHARD I. CLARK (AGE 40). Mr. Clark has served as Vice President of Northland since March 1982. He has served on the Board of Directors of both Northland Communications Corporation and Northland Telecommunications Corporation since July 1985. He also serves as Vice President and Director of all subsidiaries of Northland Telecommunications Corporation. Mr. Clark was elected Treasurer in April 1987, prior to which he served as Secretary from March 1982. Mr. Clark was an original incorporator of Northland and is responsible for the administration and investor relations activities of Northland, including financial planning and corporate development. From July 1979 to February 1982, Mr. Clark was employed by Ernst & Whinney in the area of providing cable television consultation services and has been involved with the cable television industry for nearly 19 years. He has directed cable television feasibility studies and on-site market surveys. Mr. Clark has assisted in the design and maintenance of financial and budget computer programs, and he has prepared documents for major cable television companies in franchising and budgeting projects through the application of these programs. In 1979, Mr. Clark graduated cum laude from Pacific Lutheran University with a Bachelor of Arts degree in accounting.

        JAMES E. HANLON (AGE 64). Since June 1985, Mr. Hanlon has been a Divisional Vice President for Northland's Tyler, Texas regional office and is currently responsible for the management of systems serving subscribers in Texas, Alabama and Mississippi. Prior to his association with Northland, he served as Chief Executive of M.C.T. Communications, a cable television company, from 1981 to June 1985. His responsibilities included supervision of the franchise, construction and operation of a cable television system located near Tyler, Texas. From 1979 to 1981, Mr. Hanlon was President of the CATV Division of Buford Television, Inc., and from 1973 to 1979, he served as President and General Manager of Suffolk Cablevision in Suffolk County, New York. Mr. Hanlon has also served as Vice President and Corporate Controller of International, Inc. and Division Controller of New York Yankees, Inc. Mr. Hanlon has a Bachelor of Science degree in Business Administration from St. Johns University.

        JAMES A. PENNEY (AGE 43). Mr. Penney is Vice President and General Counsel for Northland Telecommunications Corporation and each of its subsidiaries and has served in this role since September 1985. He was elected Secretary in April 1987. Mr. Penney is responsible for advising all Northland systems with regard to legal and regulatory matters, and also is involved in the acquisition and financing of new cable systems. From 1983 until 1985 he was associated with the law firm of Ryan, Swanson & Cleveland, Northland's general counsel. Mr. Penney holds a Bachelor of Arts Degree from the University of Florida and a Juris Doctor from The College of William and Mary, where he was a member of The William and Mary Law Review.

        GARY S. JONES (AGE 40). Mr. Jones is Vice President for Northland. Mr. Jones joined Northland in March 1986 as Controller and has been Vice President of Northland Telecommunications Corporation and each of its subsidiaries since October 1986. Mr. Jones is responsible for cash management, financial reporting and banking relations for Northland and is involved in the acquisition and financing of new cable systems. Prior to joining Northland, Mr. Jones was employed as a Certified Public Accountant with Laventhol & Horwath from 1980 to 1986. Mr. Jones received his Bachelor of Arts degree in Business Administration with a major in accounting from the University of Washington in 1979.

        RICHARD J. DYSTE (AGE 52). Mr. Dyste has served as Vice President-Technical Services of Northland Telecommunications Corporation and each of its subsidiaries since April 1987. Mr. Dyste is responsible for planning and advising all Northland cable systems with regard to technical performance as well as system upgrades and rebuilds. He is a past president and current member of the Mount Rainier Chapter of the Society of Cable Television Engineers, Inc. Mr. Dyste joined Northland in 1986 as an engineer and served as Operations Consultant to Northland Communications Corporation from August 1986 until April 1987. From 1977 to 1985, Mr. Dyste owned and operated Bainbridge TV Cable. He is a graduate of Washington Technology Institute.

        H. LEE JOHNSON (AGE 54). Mr. Johnson has served as Divisional Vice President for Northland's Statesboro, Georgia regional office since March 1994. He is responsible for the management of systems serving subscribers in Georgia, Mississippi, North Carolina and South Carolina. Prior to his association with Northland he served as Regional Manager for Warner Communications, managing four cable systems in Georgia from 1968 to 1973. Mr. Johnson has also served as President of Sunbelt Finance Corporation and was employed as a System Manager for Statesboro CATV when Northland purchased the system in 1986. Mr. Johnson has been involved in the cable television industry for over 29 years and is a current member of the Society of Cable Television Engineers. He is a graduate of Swainsboro Technical Institute and has attended numerous training seminars, including courses sponsored by Jerrold Electronics, Scientific Atlanta, The Society of Cable Television Engineers and CATA.

               Certain information regarding the officers and directors of FN Equities Joint Venture is set forth below:

        MILES Z. GORDON (AGE 50). Mr. Gordon is President of FNE and President and Chief Executive Officer of Financial Network Investment Corporation (FNIC), and has held those positions since 1983. From 1979 through April 1983 he was President of University Securities Corporation. In 1978, Mr. Gordon was engaged in the private practice of law, and from 1973 through 1978 he was employed by the Securities and Exchange commission. He presently serves as Chairman of the Securities Industry Association Independent Contractor Firms Committee. Mr. Gordon was also Chairman and a member of the NASD District Business Conduct Committee and a former member of the NASD Board of Governors.

He is past president of the California Syndication Forum and has also served on several committees for the Securities Industry Association.

        JOHN S. SIMMERS (AGE 47). Mr. Simmers is Vice President and Secretary of FNE and Executive Vice President and Chief Operating Officer of FNIC and has held those positions since 1983. From June 1980 through April 1983 he was Executive Vice President of University Securities Corporation, Vice President of University Capital Corporation, and Vice President of University Asset Management Group. From 1974 through May 1980 he was employed by the National Association of Securities Dealers.

        HARRY M. KITTER (AGE 42). Mr. Kitter is Treasurer of FNE and Controller for FNIC and has held those positions since 1983. Prior to this association from 1981 to 1983 he was employed as the Los Angeles Internal Audit Manager at the Pacific Stock Exchange. From 1978 to 1981, he was Senior Accountant at Arthur Young & Co., C.P.A. He holds an MBA from the University of Pittsburgh and a bachelor's degree in economics from Lafayette College, Easton, Pennsylvania.

ITEM 11.  EXECUTIVE COMPENSATION

        The Partnership does not have executive officers. However, compensation was paid to the Managing General Partner during 1997 as indicated in Note 3 of the Notes to Financial Statements--December 31, 1997 (see Items 13(a) and 14(a)(1) below).

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        (a) CERTAIN BENEFICIAL OWNERS AND MANAGEMENT. Security ownership of management as of December 31, 1997 is as follows:

                                                        AMOUNT AND NATURE
                           NAME AND ADDRESS               OF BENEFICIAL           PERCENT OF
    TITLE OF CLASS        OF BENEFICIAL OWNER               OWNERSHIP               CLASS
    --------------        -------------------           -----------------         ----------
  General Partner's     Northland Communications          (See Note A)          (See Note A)
      Interest          Corporation
                        1201 Third Avenue
                        Suite 3600
                        Seattle, Washington  98101

  General Partner's     FN Equities Joint Venture         (See Note B)          (See Note B)
      Interest          2780 Skypark Dr.
                        Suite 300
                        Torrance, California  90505


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

        Northland Cable Services Corporation ("NCSC"), an affiliate of Northland, provides software installation and billing services to certain of the Partnership's Systems.

        Northland Cable News, Inc. ("NCN"), an affiliate of Northland, provides programming to the Partnership's systems.

        Cable Ad-Concepts, Inc. ("CAC"), an affiliate of Northland, provides the production and development of video commercial advertisements and advertising sales support.

        See Note 3 of the Notes to Financial Statements--December 31, 1997 for disclosures regarding transactions with the General Partners or affiliates.

        The following schedule summarizes these transactions:


                                             FOR THE YEARS ENDED DECEMBER 31,
                                            ------------------------------------
                                               1997          1996          1995
                                            ----------    ----------    --------
Partnership management fees                 $555,039       $533,011      $453,521
Operating expense reimbursements             538,669        497,090       406,603
Software installation and
  billing service fees to NCSC                65,276        66,672        50,302
Programming fees to NCN                      289,303       267,021       165,281
Reimbursements to CAC for
  services                                    54,816        37,097        37,602
Reimbursements (to)/from affiliates           76,635            --            --
Amounts due to General Partner
  and affiliates at year end                  48,484        276,161       190,853

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

SUBSEQUENT EVENT

        Subsequent to year-end, the Partnership filed a Proxy statement with the Securities and Exchange Commission related to a proposed sale of the cable television and other assets of the Partnership to the Managing General Partner or an affiliate of the Managing General Partner at a price equal to the independently appraised fair market value of such assets of $35,463,000, subject to certain adjustments described therein. If approved by a majority of the outstanding limited partner units, the sale would result in the liquidation, wind-up and dissolution of the Partnership. If approved, the closing is expected to occur in the summer of 1998.

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

               (c)  INDEBTEDNESS OF MANAGEMENT.  None.

                                     PART IV

ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM
           8-K

        (a)  DOCUMENTS FILED AS A PART OF THIS REPORT:


                                                                                  SEQUENTIALLY
                                                                                    NUMBERED
                                                                                      PAGE

            (1)................................................... FINANCIAL STATEMENTS:

                   Report of Independent Public Accountants.........................____

                   Balance Sheets--December 31, 1997 and 1996.......................____

                   Statements of Operations for the years
                   ended December 31, 1997, 1996 and 1995...........................____

                   Statements of Changes in Partners'
                   Deficit for the years ended December 31,
                   1997, 1996 and 1995..............................................____

                   Statements of Cash Flows for the years
                   ended December 31, 1997, 1996 and 1995...........................____

                   Notes to Financial Statements--December 31,
                   1997.............................................................____

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

                   10.26  Franchise Agreement with City of Corsicana, TX -
                          Assignment and Assumption Agreement dated August
                          16, 1994(8)

                   10.27  Asset Purchase Agreement between Northland Cable Properties
                          Five Limited Partnership and PCI One, Incorporated(9)

                   10.28  Asset Purchase Agreement between Northland Cable Properties
                          Five Limited Partnership and Phoenix Cable Income Fund(9)

                   10.29  Credit Agreement with First Union National Bank of North
                          Carolina dated November 17, 1995(10)

                   10.30  Amendment to the Credit Agreement with First Union National
                          Bank dated January 15, 1998

----------

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

(4) Incorporated by reference from the Partnership's Form 10-K Annual Report for the fiscal year ended December 31, 1990.

(5) Incorporated by reference from the Partnership's Form 10-K Annual Report for the fiscal year ended December 31, 1991.

(6) Incorporated by reference from the Partnership's Form 10-K Annual Report for the fiscal year ended December 31, 1992.

(7) Incorporated by reference from the Partnership's Form 8-K dated September 29, 1994.

(8) Incorporated by reference from the Partnership's Form 10-K Annual Report for the fiscal year ended December 31, 1994.

(9) Incorporated by reference from the Partnership's Form 10-Q Quarterly Report for the period ended September 30, 1995.

(10) Incorporated by reference from the Partnership's Form 10-K Annual Report for the period ended December 31, 1995.

(b) REPORTS ON FORM 8-K. No Partnership reports on Form 8-K have been filed for the fourth quarter of the fiscal year ended December 31, 1997.

                                   SIGNATURES


        Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                      NORTHLAND CABLE PROPERTIES FIVE LIMITED PARTNERSHIP

                       By:   NORTHLAND COMMUNICATIONS CORPORATION
                                  (Managing General Partner)


                      By /s/ John S. Whetzell          Date:
                         -----------------------------      -----------
                             John S. Whetzell, President




        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


        SIGNATURES                         CAPACITIES                                DATE
        ----------                         ----------                               ------
/s/ John S. Whetzell               Chief executive officer, principal               _______
-----------------------------      financial officer, and principal
John S. Whetzell                   accounting officer of registrant;
                                   chief executive officer, principal
                                   financial officer and chairman of
                                   the board of directors of Northland
                                   Communications Corporation



/s/ Richard I. Clark               Director of Northland Communications             _______
-----------------------------      Corporation
Richard I. Clark


/s/ John E. Iverson                Director of Northland Communications             _______
-----------------------------      Corporation
John E. Iverson


/s/ Gary S. Jones                  Vice President and principal accounting          ________
-----------------------------      officer of Northland Communications
Gary S. Jones                      Corporation

                                          SIGNATURES


        Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                      NORTHLAND CABLE PROPERTIES FIVE LIMITED PARTNERSHIP

                       By:   NORTHLAND COMMUNICATIONS CORPORATION
                                  (Managing General Partner)


                      By                               Date:
                         -----------------------------      -----------
                             John S. Whetzell, President




        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


        SIGNATURES                         CAPACITIES                                DATE
        ----------                         ----------                               ------
                                   Chief executive officer, principal               _______
-----------------------------      financial officer, and principal
John S. Whetzell                   accounting officer of registrant;
                                   chief executive officer, principal
                                   financial officer and chairman of
                                   the board of directors of Northland
                                   Communications Corporation



                                   Director of Northland Communications             _______
-----------------------------      Corporation
Richard I. Clark


                                   Director of Northland Communications             _______
-----------------------------      Corporation
John E. Iverson


                                   Vice President and principal accounting          ________
-----------------------------      officer of Northland Communications
Gary S. Jones                      Corporation

                                 EXHIBITS INDEX


                                                       Sequentially
  Exhibit                                                Numbered
  Number                 Description                       Page
  ------                 -----------                   ------------
   27.0          Financial Data Schedule

                          NORTHLAND CABLE PROPERTIES FIVE
                            LIMITED PARTNERSHIP AND SUBSIDIARY

                          CONSOLIDATED FINANCIAL STATEMENTS
                          AS OF DECEMBER 31, 1997 AND 1996
                          TOGETHER WITH AUDITORS' REPORT

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To the Partners of
Northland Cable Properties Five Limited Partnership and Subsidiary:

We have audited the accompanying consolidated balance sheets of Northland Cable Properties Five Limited Partnership (a Washington limited partnership)and subsidiary as of December 31, 1997 and 1996, and the related consolidated statements of operations, changes in partners' deficit and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Northland Cable Properties Five Limited Partnership and subsidiary as of December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.




                                                             ARTHUR ANDERSEN LLP




Seattle, Washington,
  February 6, 1998

       NORTHLAND CABLE PROPERTIES FIVE LIMITED PARTNERSHIP AND SUBSIDIARY


                           CONSOLIDATED BALANCE SHEETS

                           DECEMBER 31, 1997 AND 1996

                                     ASSETS
                                     ------

                                                  1997             1996
                                              ------------     ------------
CASH                                          $    236,449     $    414,811

ACCOUNTS RECEIVABLE                                427,836          483,208

INSURANCE RECEIVABLE                                  --            126,000

PREPAID EXPENSES                                   129,716           61,985

INVESTMENT IN CABLE TELEVISION PROPERTIES:
      Property and equipment, at cost           15,510,616       22,922,054
      Less- Accumulated depreciation            (5,868,755)     (13,074,555)
                                              ------------     ------------
                                                 9,641,861        9,847,499

      Franchise agreements (net of
         accumulated amortization of
         $1,992,979 in 1997 and $1,426,830
         in 1996)                                4,106,121        4,711,637
      Organization costs and other
         intangibles (net of accumulated
         amortization of $1,193,560 in
         1997 and $990,440 in 1996)
                                                   836,756        1,038,137
                                              ------------     ------------
            Total investment in cable
               television properties
                                                14,584,738       15,597,273
                                              ------------     ------------

            Total assets                      $ 15,378,739     $ 16,683,277
                                              ============     ============


                       LIABILITIES AND PARTNERS' DEFICIT
                       ---------------------------------
LIABILITIES:

   Accounts payable and accrues expenses      $    721,740     $    816,707
   Due to General Partner and affiliates            48,484          276,161
   Deposits                                         17,578           21,602
   Subscriber prepayments                          253,927          231,419
   Notes payable                                20,154,766       20,819,461
                                              ------------     ------------
            Total liabilities                   21,196,495       22,165,350
                                              ------------     ------------

COMMITMENTS AND CONTINGENCIES
   (Note 8)

PARTNERS' DEFICIT:
   General partners-
      Contributed capital, net                     (56,075)         (56,075)
      Accumulated deficit                         (104,010)        (100,673)
                                              ------------     ------------
                                                  (160,085)        (156,748)
                                              ------------     ------------
   Limited partners-
      Contributed capital, net -
         14,735 units in 1997 and 14,739
           in 1996                                 591,327          593,327
      Accumulated deficit                       (6,248,998)      (5,918,652)
                                              ------------     ------------
                                                (5,657,671)      (5,325,325)
                                              ------------     ------------
            Total liabilities and
               partners' deficit              $ 15,378,739     $ 16,683,277
                                              ============     ============



                 The accompanying notes are an integral part of
                       these consolidated balance sheets.

       NORTHLAND CABLE PROPERTIES FIVE LIMITED PARTNERSHIP AND SUBSIDIARY


                      CONSOLIDATED STATEMENTS OF OPERATIONS

              FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995



                                                         1997            1996             1995
                                                      -----------     -----------     -----------
REVENUE                                               $ 9,549,197     $ 9,244,966     $ 7,897,009
                                                      -----------     -----------     -----------
EXPENSES:
   Operating (including $42,140, $29,748 and
      $34,057, net, paid to affiliates in 1997,
      1996 and 1995, respectively)                        866,958         823,200         754,573
   General and administrative (including $931,067,
      $910,206 and $806,840, net, paid to
      affiliates in 1997, 1996 and 1995,
      respectively)                                     2,495,544       2,437,295       2,028,131
   Programming (including $339,368, $299,319 and
      $203,025, net,  paid to affiliates in 1997,
      1996 and 1995, respectively)                      2,591,577       2,426,483       2,044,429
   Depreciation and amortization                        2,219,521       2,387,543       2,544,097
                                                      -----------     -----------     -----------
                                                        8,173,600       8,074,521       7,371,230
                                                      -----------     -----------     -----------
            Operating income                            1,375,597       1,170,445         525,779

OTHER INCOME (EXPENSE):
   Interest income                                         27,695           8,975           5,601
   Interest expense                                    (1,718,610)     (1,740,313)     (1,505,965)
   Other                                                  (18,365)       (166,840)        (14,795)
                                                      -----------     -----------     -----------
            Net loss                                  $  (333,683)    $  (727,733)    $  (989,380)
                                                      ===========     ===========     ===========
ALLOCATION OF NET LOSS:
   General partners                                   $    (3,337)    $    (7,277)    $    (9,893)
                                                      ===========     ===========     ===========
   Limited partners                                   $  (330,346)    $  (720,456)    $  (979,487)
                                                      ===========     ===========     ===========
NET LOSS PER LIMITED PARTNERSHIP UNIT                 $       (22)    $       (49)    $       (66)
                                                      ===========     ===========     ===========




                 The accompanying notes are an integral part of
                         these consolidated statements.

       NORTHLAND CABLE PROPERTIES FIVE LIMITED PARTNERSHIP AND SUBSIDIARY


             CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' DEFICIT

              FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995



                                                          General         Limited
                                                         Partners        Partners           Total
                                                      -----------     -----------     -----------
BALANCE, December 31, 1994                            $  (137,346)    $(3,404,298)    $(3,541,644)

   Cash distributions to partners ($10 per limited
      partnership unit)                                    (1,488)       (147,390)       (148,878)

   Net loss                                                (9,893)       (979,487)       (989,380)
                                                      -----------     -----------     -----------
BALANCE, December 31, 1995                               (148,727)     (4,531,175)     (4,679,902)

   Cash distributions to partners ($5 per limited
      partnership unit)                                      (744)        (73,694)        (74,438)

   Net loss                                                (7,277)       (720,456)       (727,733)
                                                      -----------     -----------     -----------
BALANCE, December 31, 1996                               (156,748)     (5,325,325)     (5,482,073)

   Repurchase of limited partnership units                   --            (2,000)         (2,000)

   Net loss                                                (3,337)       (330,346)       (333,683)
                                                      -----------     -----------     -----------
BALANCE, December 31, 1997                            $  (160,085)    $(5,657,671)    $(5,817,756)
                                                      ===========     ===========     ===========




                 The accompanying notes are an integral part of
                         these consolidated statements.

       NORTHLAND CABLE PROPERTIES FIVE LIMITED PARTNERSHIP AND SUBSIDIARY


                      CONSOLIDATED STATEMENTS OF CASH FLOWS

              FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995


                                                                       1997             1996             1995
                                                                   ------------     ------------     ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                        $   (333,683)    $   (727,733)    $   (989,380)
   Adjustments to reconcile loss to net cash provided by
     operating activities-
         Depreciation and amortization expense                        2,219,521        2,387,543        2,544,097
         (Gain) loss on disposal of assets                              (23,336)         166,840           14,795
         (Increase) decrease in operating assets:
           Accounts receivable                                           55,372          (71,346)        (237,040)
           Prepaid expenses                                             (67,731)          19,324          (13,029)
         Increase (decrease) in operating liabilities:
           Accounts payable and accrued expenses                        (94,967)         242,396          (32,293)
           Due to General Partner and affiliates                       (227,677)          85,308           94,274
           Deposits                                                      (4,024)          (5,159)          (4,294)
           Subscriber prepayments                                        22,508           53,181          (35,463)
                                                                   ------------     ------------     ------------
            Net cash provided by operating activities                 1,545,983        2,150,354        1,341,667
                                                                   ------------     ------------     ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Acquisition of cable systems and radio station                          --               --         (5,278,375)
   Purchase of property and equipment, net                           (1,188,492)      (1,016,520)        (530,340)
   Hold-back note payable                                               (12,907)         (91,528)         104,000
   Proceeds from sale of assets                                           9,957             --               --
   Insurance recovery                                                   151,661             --               --
   Increase in intangibles                                              (30,776)            --               --
                                                                   ------------     ------------     ------------
            Net cash used in investing activities                    (1,070,557)      (1,108,048)      (5,704,715)
                                                                   ------------     ------------     ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from notes payable                                         400,000             --         21,931,554
    Principal payments on notes payable                              (1,051,788)        (750,000)     (17,773,780)
    Distributions to partners                                              --            (74,438)        (148,878)
    Repurchase of limited partnership units                              (2,000)            --               --
    Loan fees                                                              --            (44,770)        (556,421)
                                                                   ------------     ------------     ------------
            Net cash (used in) provided by financing activities        (653,788)        (869,208)       3,452,475
                                                                   ------------     ------------     ------------

(DECREASE) INCREASE IN CASH                                            (178,362)         173,098         (910,573)

CASH, beginning of year                                                 414,811          241,713        1,152,286
                                                                   ------------     ------------     ------------
CASH, end of year                                                  $    236,449     $    414,811     $    241,713
                                                                   ============     ============     ============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
   Cash paid during the year for interest                          $  1,775,712     $  1,663,208     $  1,663,654
                                                                   ============     ============     ============


                 The accompanying notes are an integral part of
                         these consolidated statements.

       NORTHLAND CABLE PROPERTIES FIVE LIMITED PARTNERSHIP AND SUBSIDIARY


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                DECEMBER 31, 1997


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

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Property and Equipment

Property and equipment are stated at cost. Replacements, renewals and improvements are capitalized. Maintenance and repairs are charged to expense as incurred.

Depreciation of property and equipment is provided using the straight-line method over the following estimated service lives:

     Buildings                                                        20 years
     Distribution plant                                               10 years
     Other equipment and leasehold improvements                     5-20 years

The Partnership periodically reviews the carrying value of its long-lived assets, including property, equipment and intangible assets, whenever events or changes in circumstances indicate that the carrying value may not be recoverable. To the extent the estimated future cash inflows attributable to the asset, less estimated future cash outflows, is less than the carrying amount, an impairment loss is recognized.

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

Intangible Assets

Costs assigned to franchise agreements, organization costs and other intangibles are being amortized using the straight-line method over the following estimated useful lives:

      Franchise agreements                                             10 years
      Organization costs and other intangibles                        1-8 years

Revenue Recognition

Cable television service revenue is recognized in the month service is provided to customers. Advance payments on cable services to be rendered are recorded as subscriber prepayments. Revenues resulting from the sale of local spot advertising are recognized when the related advertisements or commercials appear before the public. Local spot advertising revenues earned were $369,493, $371,983 and $308,253 in 1997, 1996 and 1995, respectively.

Derivatives

The Partnership has only limited involvement with derivative financial instruments and does not use them for trading purposes. They are used to manage well-defined interest rate risks. The Partnership periodically enters into interest rate swap agreements with major banks or financial institutions (typically its bank) in which the Partnership pays a fixed rate and receives a floating rate with the interest payments being calculated on a notional amount. Gains or losses associated with changes in fair values of these swaps and the underlying notional principal amounts are deferred and recognized as interest expense over the term of the agreements in the Partnership's statements of operations.

The Partnership is exposed to credit-related losses in the event of nonperformance by counterparties to financial instruments but does not expect any counterparties to fail to meet their obligations. The Partnership deals only with highly rated counterparties, and usually only its bank. Notional amounts do not represent amounts exchanged by the parties and, thus, are not a measure of exposure to the Partnership through its use of derivatives. The exposure in a derivative contract is the net difference between what each party is required to pay based on the contractual terms against the notional amount of the contract, which in the Partnership's case are interest rates. The use of derivatives does not have a significant effect on the Partnership's result of operations or its financial position.

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

3. TRANSACTIONS WITH THE GENERAL PARTNER AND AFFILIATES:

Management Fees

The General Partner receives a fee for managing the Partnership equal to 6% of the gross revenues of the Partnership, excluding revenues from the sale of cable television systems or franchises. The amount of management fees charged by the General Partner was $555,039, $533,011 and $453,521 for 1997, 1996 and 1995,
respectively.

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

The limited partners' total initial contributions to capital were $7,500,000 ($500 per limited partnership unit). As of December 31, 1997, $5,650,553 ($377 per limited partnership unit) has been distributed to the limited partners and the Partnership has repurchased $132,500 of limited partnership units ($500 per unit).

Reimbursements

The General Partner provides or causes to be provided certain centralized services to the Partnership and other affiliated entities. The General Partner is entitled to reimbursement from the Partnership for various expenses incurred by it or its affiliates on behalf of the Partnership allocable to its management of the Partnership, including travel expenses, pole and site rental, lease payments, legal expenses, billing expenses, insurance, governmental fees and licenses, headquarters supplies and expenses, pay television expenses, equipment and vehicle charges, operating salaries and expenses, administrative salaries and expenses, postage and office maintenance.

The amounts billed to the Partnership are based on costs incurred by affiliates in rendering the services. The costs of certain services are charged directly to the Partnership, based upon the personnel time spent by the employees rendering the service. The cost of other services is allocated to the Partnership and affiliates based upon relative size and revenue. Management believes that the methods used to allocate services to the Partnership are reasonable. Amounts charged to the Partnership by the General Partner for these services were $538,669, $497,090 and $406,603 for the years ended December 31, 1997, 1996 and
1995, respectively.

In 1997, 1996 and 1995, the Partnership was charged a maintenance fee for billing system support provided by an affiliate, amounting to $65,276, $66,672 and $50,302, respectively.

The Partnership pays monthly program license fees to Northland Cable News, Inc.
(NCN), an affiliate of the General Partner, for the rights to distribute programming developed and produced by NCN. Total license fees billed by NCN during 1997, 1996 and 1995 were $289,303, $267,021 and $165,281, respectively.

Cable Ad Concepts, Inc. (CAC), an affiliate of the General Partner, was formed in 1993 and began operations in 1994. CAC was organized to assist in the development of local advertising markets and management and training of local sales staff. CAC billed the Partnership $54,816, $37,097 and $37,602 in 1997, 1996 and 1995, respectively, for these services.

In 1996, the Partnership entered into operating management agreements with affiliates managed by the General Partner. Under the terms of these agreements, the Partnership serves as the executive managing agent for certain cable television systems and is reimbursed for certain operating, programming and administrative expenses. The Partnership received $76,635, under the terms of these agreements during 1997.

Due to General Partner and Affiliates

                                                              December 31,
                                                    ----------------------------
                                                       1997              1996
                                                    ---------          ---------
Management fees                                     $ 102,425          $ 137,394
Reimbursable operating costs                          (37,686)           123,975
Due to affiliates, net                                (16,255)            14,792
                                                    ---------          ---------
                                                    $  48,484          $ 276,161
                                                    =========          =========

4.  PROPERTY AND EQUIPMENT:

                                                           December 31,
                                                 -------------------------------
                                                     1997                1996
                                                 -----------         -----------
Land and buildings                               $   618,251         $   562,498
Distribution plant                                13,310,636          20,885,763
Other equipment                                      969,465           1,402,152
Leasehold improvements                                16,013              16,013
Construction in progress                             596,251              55,628
                                                 -----------         -----------
                                                 $15,510,616         $22,922,054
                                                 ===========         ===========

5.  ACCOUNTS PAYABLE AND ACCRUED EXPENSES:

                                                             December 31,
                                                     ---------------------------
                                                       1997               1996
                                                     --------           --------
Programmer license fees                              $282,745           $226,009
Accrued franchise fees                                163,349            205,072
Other                                                 275,646            385,626
                                                     --------           --------
                                                     $721,740           $816,707
                                                     ========           ========

6.  NOTES PAYABLE:

Notes payable consist of the following:

                                                                                          December 31,
                                                                                   ---------------------------
                                                                                       1997           1996
                                                                                   -----------     -----------
Revolving credit and term loan agreement, collateralized by a first lien position on all present and future assets of the Partnership. Interest rates vary based on certain financial covenants; currently 8.46% (weighted average). Graduated principal payments plus interest are due quarterly until maturity on March 31, 2001. The Partnership has a revolving credit facility with its creditor allowing for borrowings not to exceed $2,500,000 until maturity of the term loan agreement. At December 31, 1997, the Partnership
   had $1,831,554 outstanding on its revolving credit facility.                    $20,154,766     $20,806,554

Hold-back notes due to seller settled in 1997                                               --          12,907
                                                                                   -----------     -----------
                                                                                   $20,154,766     $20,819,461
                                                                                   ===========     ===========

Annual maturities of notes payable after December 31, 1997, are as follows:

                  1998                                               $ 1,500,000
                  1999                                                 2,000,000
                  2000                                                 2,650,000
                  2001                                                14,004,766
                                                                     -----------
                                                                     $20,154,766
                                                                     ===========

Under the revolving credit and term loan agreement, the Partnership has agreed to restrictive covenants which require the maintenance of certain ratios, including a Fixed Charge Ratio of 1.00 to 1, an Interest Coverage Ratio of 1.85 to 1 and a Maximum Leverage Ratio of 5.5 to 1, among other restrictions. The General Partner submits quarterly debt compliance reports to the Partnership's creditor under this agreement.

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

Taxable loss to the limited partners was approximately $377,819, $1,064,000 and $566,000 for each of the three years in the period ended December 31, 1997, and is different from that reported in the consolidated statements of operations principally due to the difference in depreciation expense allowed for tax purposes and that amount recognized under generally accepted accounting principles. There were no other significant differences between taxable loss and the net loss reported in the consolidated statements of operations.

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

8.  COMMITMENTS AND CONTINGENCIES:

Lease Arrangements

The Partnership leases certain tower sites, office facilities and pole attachments under leases accounted for as operating leases. Rental expense included in operations amounted to $170,881, $173,451 and $165,872 in 1997, 1996 and 1995, respectively. Minimum lease payments through the end of the lease terms are as follows:

            1998                                      $ 9,920
            1999                                        8,520
            2000                                        8,520
            2001                                        8,520
            2002                                        8,520
            Thereafter                                 41,595
                                                      -------
                                                      $85,595
                                                      =======

Effects of Regulation

On February 8, 1996, the Telecommunications Act of 1996 (the 1996 Act) was enacted, which dramatically changed federal telecommunications laws and the future competitiveness of the industry. Many of the changes called for by the 1996 Act will not take effect until the Federal Communications Commission (FCC) issues new regulations which, in some cases, may not be completed for a few years. Because of this, the full impact of the 1996 Act on the Partnership's operations cannot be determined at this time. A summary of the provisions affecting the cable television industry, more specifically those affecting the Partnership's operations, follows.

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

Telephone Companies. The 1996 Act allows telephone companies to offer video programming services directly to customers in their service areas immediately upon enactment. They may provide video programming as a cable operator fully subject to any provision of the 1996 Act; as a radio-based multichannel programming distributor not subject to any provisions of the 1996 Act; or through nonfranchised "open video systems" offering nondiscriminatory capacity to unaffiliated programmers, subject to select provisions of the 1996 Act. Although management's opinion is that the probability of competition from telephone companies in rural areas is unlikely in the near future, there are no assurances that such competition will not materialize.

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

Self-Insurance

The Partnership began self-insuring for aerial and underground plant in 1996. Beginning in 1997, the Partnership began making quarterly contributions into an insurance fund maintained by an affiliate which covers all Northland entities and would defray a portion of any loss should the Partnership be faced with a significant uninsured loss. To the extent the Partnership's losses exceed the fund's balance, the Partnership would absorb any such loss. If the Partnership were to sustain a material uninsured loss, such reserves could be insufficient to fully fund such a loss. The resulting reduction in cash flow caused by interrupted service, together with the capital cost of replacing such equipment and physical plant, could have a material adverse effect on the Partnership, its financial condition, prospects and debt service ability.

Amounts paid to affiliate, which maintains the fund for the Partnership and its affiliates, are expensed as incurred and are included in the consolidated statements of operations. To the extent a loss has been incurred related to risks that are self-insured, the Partnership records an expense and an associated liability for the amount of the loss, net of any amounts to be drawn from the fund. For the year ended December 31, 1997, the Partnership made payments of $13,604 to the fund. As of December 31, 1997, the fund had a balance of $129,700.

9.  SUBSEQUENT EVENT:

Subsequent to year-end, the Partnership filed a Proxy statement with the Securities and Exchange Commission related to a proposed sale of the cable television and other assets of the Partnership to the Managing General Partner or an affiliate of the Managing General Partner. If approved by a majority of the outstanding limited partner units, the sale would result in the liquidation, wind-up and dissolution of the Partnership. If approved, the closing is expected to occur in the summer of 1998.

                                                          January 15, 1998


Via Facsimile (206) 623-9015
and Federal Express

Northland Communications Corporation
1201 Third Avenue, Suite 3600
Seattle, Washington 98101
Attention: Mr. Gary Jones
           Chief Financial Officer

        Re: Credit Agreement dated as of November 17, 1995 (as amended, restated, supplemented or otherwise modified, the "Credit Agreement") by and among NORTHLAND CABLE PROPERTIES FIVE LIMITED PARTNERSHIP, a limited partnership organized under the laws of the State of Washington (the "Borrower"), and FIRST UNION NATIONAL BANK (F.K.A. First Union National Bank of North Carolina), a national banking association, in its capacity as agent for the lenders (the "Agent").

Gentlemen:

Reference is made to the above referenced Credit Agreement. Capitalized but undefined terms set forth herein shall have the meanings ascribed thereto in the Credit Agreement.

The Borrower notified the Agent in a letter dated January 14, 1998 to Mark Misenheimer from Gary Jones of Defaults or Events of Default (as defined in the Credit Agreement) as of September 30, 1997 and December 31, 1997 arising in connection with non-compliance with the requirements set forth in Section 9.1 (Maximum Leverage Ratio) of the Credit Agreement. The Borrower has requested that the Agent waive the above referenced Defaults or Events of Default (as defined in the Credit Agreement).

The Agent hereby agrees to waive the Defaults or Events of Default (as defined in the Credit Agreement) referenced above for the period ending September 30, 1997, subject to the terms and provisions set forth herein. The Agent also hereby agrees to waive the Defaults or Events of Default (as defined in the Credit Agreement) referenced above for the period ending December 31, 1997, up to a Leverage Ratio not to exceed 5.50 to 1.00, subject to the terms and provisions set forth herein.

To induce to the Agent to agree to the terms of this letter agreement, the Borrower hereby agrees that:

        i. The waiver specifically described herein shall not constitute and shall not be deemed a waiver of any other Default or Event of Default, whether arising as a result of the further violation of any Section of the Credit Agreement noted herein, under the terms of this letter agreement or otherwise, or a waiver of any rights or remedies arising as a result of such other Defaults or Events of Default

        ii. Except as specifically set forth herein, all terms and provisions of the Credit Agreement and all other documents executed in connection therewith and all rights of the Agent thereunder and all obligations of the Borrower shall remain in full force and effect and are ratified and confirmed in all respects.

        iii. The Borrower agrees to forego all payment of Management Fees in cash until such time as the Borrower delivers to the Agent a compliance package containing audited financial statements demonstrating full compliance as of December 31, 1997 with all Covenants as waived.

        iv. The Borrower agrees to limit future draws under the Loan to $200,000.00 until such time as the Borrower delivers a compliance package demonstrating compliance as of March 31, 1998 with all Covenants of the Credit Agreement.

This letter agreement embodies the final, entire agreement among the parties hereto and supersedes any and all prior commitments, representations and understandings whether written or oral relating to the subject matter hereof and may not be contracted or varied by evidence of prior, contemporaneous or subsequent oral agreements or discussions of the parties hereto. This letter agreement may be executed in one or more counterparts and on fax counterparts each of which shall be deemed an original, but all of which shall constitute one and the same agreement.

                                            Very truly yours,

                                            FIRST UNION NATIONAL BANK

                                            By: /s/ Bruce W. Lofton
                                                -------------------------------
                                            Name: Bruce W. Lofton
                                                  -----------------------------
                                            Title: Senior Vice President
                                                   ----------------------------

                                  ACCEPTED AND AGREED TO AS OF JANUARY 15, 1997.

                                                   BORROWER:

                                             By: /s/ Gary S. Jones
                                                 ------------------------------
                                            Name: Gary S. Jones
                                                  -----------------------------
                                            Title: Vice President of Northland
                                                   Communications Corporation