Form 10-K/A
period 1997-12-31
NORTHLAND CABLE PROPERTIES FIVE LTD PARTNERSHIP
filed 1998-04-24
CIK 776730

                               AMENDMENT NO. 1 TO
              FORM 10-K.--ANNUAL REPORT PURSUANT TO SECTION 13 OR
                  15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
               (As last amended in Rel. No. 34-29354 eff. 7-1-91.)

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                AMENDMENT NO. 1
                                       TO
                                    FORM 10-K


[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE PREVIOUSLY PAID]

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


        SUBSEQUENT EVENT

        Subsequent to year end, the Partnership filed a Preliminary Proxy Statement (the "Proxy Statement") with the Securities and Exchange Commission relating to a meeting of limited partners of the Partnership (the "Special Meeting") to consider the proposed sale of the cable television systems and other assets owned by the Partnership (the "Assets"), and the dissolution, winding up and liquidation of the Partnership. It is expected that the Proxy Statement will be mailed to the Limited Partners in May, 1998. The following discussion is not intended to be a complete description of the proposal contained in the Proxy Statement but rather a summary thereof.

        The Proxy Statement describes a proposal whereby the Partnership would sell the undivided portion of the Assets that is attributable to the Limited Partners' collective interest in the Partnership (the "LPs' Interest") at a price which equals the independently appraised fair market value of the Assets of $35,463,000. If approved, the sale transaction and resulting liquidation is anticipated to yield a cumulative total of approximately $2,371 per $1,000 investment to Limited Partners during the life of the Partnership (or approximately $1,185.50 per $500 unit of limited partnership interest). These estimates include prior cash distributions to date of $775 per $1,000 investment (or $377.50 per $500 unit of limited partnership interest), but do not include aggregate interest payments of $56 per $1,000 investment projected for certain post-closing distributions. Because the transaction described in the Proxy Statement involves the acquisition of the Assets by the Managing General Partner of the Partnership or an affiliate of the Managing General Partner, the General Partners have a conflict of interest in making the proposal.

        If the proposal is approved, the Partnership will be authorized to enter into an agreement (the "Agreement") with the Managing General Partner of the Partnership or its assigns ("Northland"), to (i) sell to Northland both the LPs' Interest and the undivided portion of the Assets that is attributable to the Administrative General Partner's interest in the Partnership (the "AGP's Interest"), and (ii) distribute in-kind to Northland the undivided portion of the Assets that is attributable to the Managing General Partner's interest in the Partnership (the "MGP's Interest"). Net proceeds from the sale of the LP's Interest and the AGP's Interest will be distributed solely to the Limited Partners and the Administrative General Partner. Closing of the sale ("Closing") will be subject to certain terms and conditions, including the availability of sufficient debt financing to Northland. If Closing does not occur within 180 days of the date of the Special Meeting called pursuant to the Notice of Special Meeting included with the Proxy Statement, the Agreement will be terminated without penalty. Following Closing, which is expected to occur in early July 1998, the Partnership will be dissolved.

        The aggregate amount to be distributed to the Limited Partners, as a group, in connection with the acquisition of the Assets by Northland is anticipated to be equal to the amount of cash that would be distributable to the Limited Partners collectively assuming the liquidation of the Partnership following the sale of the Assets to a third party, as of the date of Closing, for a gross cash purchase price equal to $35,463,000 (the "Gross Valuation"). Such amount will be determined in accordance with the Partnership's partnership agreement. In determining the amount distributable to the Limited Partners collectively, the Gross Valuation generally will be (i) reduced by Partnership liabilities attributable to the Limited Partners' collective interest in the Assets and by the net value of the portion of the Assets attributable to the collective interests of the General Partners and (ii) increased by the Limited Partners' collective interest in any net Partnership assets other than the Assets.

        As described in the Proxy Statement, at Closing Northland will purchase the LP's Interest and the AGP's Interest by (i) making an initial payment to the Partnership equal to that amount which, after retiring Partnership liabilities attributable to the LPs' Interest and the AGP's Interest, will enable the Partnership to distribute to the Limited Partners $945 for every $1,000 invested, and (ii) delivering to the Partnership a promissory note (the "Note") in principal amount equal to the remaining balance of the aggregate purchase price for the LP's Interest and the AGP's Interest. A total aggregate of approximately $6.9 million cash is anticipated to be distributed to Limited Partners within 30 days of Closing. The Managing General Partner will be the maker and sole obligor of the Note, which is expected to be in the principal amount of approximately $4.5 million.

        Distributions to Limited Partners will be made in three installments. The initial distribution of $945 per $1,000 investment will be made within 30 days after the date of Closing. The General Partners believe that the initial distribution will occur in late July 1998. The balance of distributions to be made to the Limited Partners, anticipated to approximate a total of $620 per $1,000 investment (plus interest on the Note of $56 per $1,000 investment), will be made as and when payments are made by Northland pursuant to the Note. The Note will have a two-year term, with two equal payments of principal, plus accrued interest, due annually commencing on the first anniversary of the Closing. The Note will bear interest at a per annum rate of six percent (6%), and will be subordinated to Northland's senior debt, which is expected to consist solely of commercial bank debt, including that anticipated to be incurred by Northland in connection with financing the transaction described in the Proxy Statement. The Note will not be the obligation of, or guaranteed by, Northland's wholly-owned subsidiary, Northland Cable Properties, Inc. Assuming that the Closing occurs in July 1998, distributions to the Limited Partners are expected to approximate $310 per $1,000 investment (plus interest on the Note of $37 per $1,000 investment) in July 1999, and $310 per $1,000 investment (plus interest on the Note of $19 per $1,000 investment) in July 2000.

        The estimates contained in the Proxy Statement take into account the payment of all known or anticipated Partnership liabilities attributable to the Limited Partners' collective interest in the Partnership, including any liquidation expenses and any claims against the Partnership of which the General Partners are aware. If the Partnership incurs any unanticipated liabilities or expenses which arise from operations of the Partnership prior to or on the date of Closing and which exceed amounts set aside for the payment of known and anticipated current liabilities, such liabilities or expenses could reduce the amount of cash available for distribution to the Limited Partners. However, if at any time prior to the Closing the Managing General Partner believes that the aggregate amount of cash available for distribution to the Limited Partners will be reduced by more than $300,000 from these estimates, the Proxy Statement states that the transaction will not proceed and Closing will not occur without again obtaining approval of the Limited Partners. Accordingly, as described in the Proxy Statement, the minimum amount of cash which will be distributed to the Limited Partners without re-solicitation of approval of the Limited Partners is anticipated to be at least $925 or a cumulative total of $2,351 per $1,000 investment to Limited Partners during the life of the Partnership (or approximately $1,175.50 per $500 unit of limited partnership interest).

        As described in the Proxy Statement, approval of the proposed transaction is subject to the affirmative vote of the holders of a majority of the outstanding units of limited partnership interest, not including those held by the Managing General Partner, the Administrative General partner or their affiliates. Each non-affiliated Limited Partner will be entitled to one vote for each unit held. Because Northland is not yet assured of financing for purchase of the LP's Interest and the AGP's Interest, Northland will be under no obligation to consummate the purchase. No bids from independent third parties have been solicited by the General Partners to date. Although the Partnership has obtained an independent appraisal of the value of the Assets in connection with the transaction described in the Proxy Statement, the Partnership has not sought or obtained a fairness opinion with respect to the terms of the proposed transaction. If the requisite approval of Limited Partners is not obtained, or if Limited Partners approve the proposed transaction but Closing does not occur for any reason, the Partnership will continue to conduct its operations as usual. If the requisite approval of Limited Partners is obtained and the Closing does not occur within the requisite period, the Assets will not be sold to any affiliate of the General Partners without again obtaining approval of the Limited Partners.

        As further described in the Proxy Statement, to accomplish the proposed transaction, Limited Partners must approve an amendment to the Partnership's Amended and Restated Certificate and Agreement of Limited Partnership (the "Partnership Agreement"). The amendment, if approved, would authorize the General Partners to sell the undivided portion of the Assets that is attributable to the LPs' Interest to Northland. Although the existing provisions of the Partnership Agreement permit the sale of assets of the Partnership, the sale of such assets to the Managing General Partner, the Administrative General Partner or their affiliates is prohibited.

        The Proxy Statement will contain a more detailed and comprehensive discussion of the foregoing, including, among other things, the appraisal process, certain consequences of the transaction, and special factors to be considered by the Limited Partners, together with instructions as to the time and place of the Special Meeting and voting of proxies.



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



SUBSEQUENT EVENT

        Subsequent to year-end, the Partnership filed a Proxy statement with the Securities and Exchange Commission related to a proposed sale of the cable television and other assets of the Partnership to the Managing General Partner or an affiliate of the Managing General Partner at a price equal to the independently appraised fair market value of such assets of $35,463,000, subject to certain adjustments described therein. If approved by a majority of the outstanding limited partner units, the sale would result in the liquidation, wind-up and dissolution of the Partnership. If approved, the closing is expected to occur in the summer of 1998. A more detail discussion of the proposed transaction is set forth "Item 1 - Business - Subsequent Events."


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



                      NORTHLAND CABLE PROPERTIES FIVE LIMITED PARTNERSHIP

                       By:   NORTHLAND COMMUNICATIONS CORPORATION
                                  (Managing General Partner)


                      By /s/ John S. Whetzell          Date: April 23, 1998
                         -----------------------------       --------------
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


        SIGNATURES                         CAPACITIES                                DATE
        ----------                         ----------                               ------
/s/ John S. Whetzell               Chief executive officer, principal            April 23, 1998
-----------------------------      financial officer, and principal
John S. Whetzell                   accounting officer of registrant;
                                   chief executive officer, principal
                                   financial officer and chairman of
                                   the board of directors of Northland
                                   Communications Corporation



/s/ Richard I. Clark               Director of Northland Communications          April 23, 1998
-----------------------------      Corporation
Richard I. Clark


/s/ John E. Iverson                Director of Northland Communications          April 23, 1998
-----------------------------      Corporation
John E. Iverson


/s/ Gary S. Jones                  Vice President and principal accounting       April 23, 1998
-----------------------------      officer of Northland Communications
Gary S. Jones                      Corporation

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