Form 10-Q
period 1998-03-31
NORTHLAND CABLE PROPERTIES FIVE LTD PARTNERSHIP
filed 1998-05-11
CIK 776730

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

For the period ended     MARCH 31, 1998
                      ---------------------

                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

For the transition period from                        to
                               ----------------------    ----------------------

Commission File Number:       0-16065
                           ---------------

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


                               Yes   [X] No   [ ]


----------

This filing contains      pages.  Exhibits index appears on page     .
                    -----                                       -----

PART 1 - FINANCIAL INFORMATION

ITEM 1. Financial Statements

NORTHLAND CABLE PROPERTIES FIVE LIMITED PARTNERSHIP
BALANCE SHEETS - (Unaudited)
(Prepared by the Managing General Partner)



                                                                  March 31           December 31,
                                                                    1998                 1997
                                                                ------------         ------------
                                     ASSETS

Cash                                                            $    860,664         $    236,449
Accounts receivable                                                  356,089              427,836
Prepaid expenses                                                     205,693              129,716
Property and equipment, net of accumulated
  depreciation of $6,226,371 and $5,868,755,
  respectively                                                     9,310,182            9,641,861
Intangible assets, net of accumulated
  amortization of $3,392,055 and $3,186,539,
  respectively                                                     4,762,528            4,942,877

                                                                ------------         ------------
Total assets                                                    $ 15,495,156         $ 15,378,739
                                                                ============         ============


                        LIABILITIES AND PARTNERS' EQUITY

Accounts payable and accrued expenses                           $  1,202,504         $    721,740
Due to managing general partner and affiliates                       273,990               48,484
Converter deposits                                                    16,754               17,578
Subscriber prepayments                                               175,406              253,927
Notes payable                                                     19,779,766           20,154,766

                                                                ------------         ------------
                  Total liabilities                               21,448,420           21,196,495
                                                                ------------         ------------

Partners' equity:
 General Partners:
   Contributed capital, net                                          (56,075)             (56,075)
   Accumulated deficit                                              (105,365)            (104,010)

                                                                ------------         ------------
                                                                    (161,440)            (160,085)
                                                                ------------         ------------

 Limited Partners:
   Contributed capital, net                                          591,327              591,327
   Accumulated deficit                                            (6,383,151)          (6,248,998)

                                                                ------------         ------------
                                                                  (5,791,824)          (5,657,671)
                                                                ------------         ------------


                  Total partners' equity                          (5,953,264)          (5,817,756)
                                                                ------------         ------------


Total liabilities and partners' equity                          $ 15,495,156         $ 15,378,739
                                                                ============         ============


 The accompanying note to unaudited financial statements is an integral part of these statements

NORTHLAND CABLE PROPERTIES FIVE LIMITED PARTNERSHIP
STATEMENTS OF OPERATIONS - (Unaudited)
(Prepared by the Managing General Partner)


                                                    For the three months ended March 31,
                                                    ------------------------------------
                                                         1998                   1997
                                                    -------------         --------------
Service revenues                                      $ 2,433,918         $ 2,315,549

Expenses:
  Operating                                               190,067             195,889
  General and administrative (including
     $354,985 and $357,415 to affiliates
     in 1998 and 1997, respectively)                      568,463             540,615
Programming                                               682,960             642,546
Depreciation and amortization                             563,133             591,244

                                                      -----------         -----------
                                                        2,004,623           1,970,294
                                                      -----------         -----------

Income from operations                                    429,295             345,255

Other income (expense):
   Interest expense                                      (430,250)           (419,594)
   Interest income                                          1,999               1,160
   Other income                                                --                  50
   Gain/loss on sale of assets                           (136,552)                 --
                                                      -----------         -----------
                                                         (564,803)           (418,384)
                                                      -----------         -----------


Net income                                            $  (135,508)        $   (73,129)
                                                      ===========         ===========


Allocation of net income

   General Partners                                   $    (1,355)        $      (731)
                                                      ===========         ===========


   Limited Partners                                   $  (134,153)        $   (72,398)
                                                      ===========         ===========


Net income per limited partnership unit:
 (14,735 units and 14,739 units, respectively)        $        (9)        $        (5)
                                                      ===========         ===========


Net income per $1,000 investment                      $       (18)        $       (10)
                                                      ===========         ===========



 The accompanying note to unaudited financial statements is an integral part of these statements

NORTHLAND CABLE PROPERTIES FIVE LIMITED PARTNERSHIP
STATEMENTS OF CASH FLOWS - (Unaudited)
(Prepared by the Managing General Partner)


                                                         For the three months ended March 31,
                                                         ------------------------------------
                                                               1998                 1997
                                                         -------------         --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                 $  (135,508)        $   (73,129)
Adjustments to reconcile net income to
   cash provided by operating activities:
   Depreciation and amortization                               563,133             591,244
   (Increase) decrease in operating assets:
     (Gain) Loss on sale of assets                             136,552                  --
     Accounts receivable                                        71,747             (12,873)
     Prepaid expenses                                          (75,977)             66,386
   Increase (decrease) in operating liabilities
     Accounts payable and accrued expenses                     480,766             193,304
     Due to managing general partner and affiliates            225,506              51,971
     Converter deposits                                           (825)             (1,465)
     Subscriber prepayments                                    (78,521)            (75,209)

                                                           -----------         -----------
Net cash from operating activities                           1,186,873             740,229
                                                           -----------         -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment, net                       (162,490)           (128,108)
Hold-back note payable                                              --                  --
Proceeds from sale of assets                                        --                  --
Insurance recovery                                                  --                  --
Increase in intangibles                                        (25,168)                 --

                                                           -----------         -----------
Net cash used in investing activities                         (187,658)           (128,108)
                                                           -----------         -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on borrowings                              (375,000)           (262,500)
Proceeds from borrowings                                            --                  --
Distributions to partners                                           --                  --
Loan fees and other costs incurred                                  --                  --
Repurchase of limited partner interest                              --                  --

                                                           -----------         -----------
Net cash used in financing activities                         (375,000)           (262,500)
                                                           -----------         -----------

DECREASE IN CASH                                               624,215             349,621

CASH, beginning of period                                      236,449             414,811


                                                           -----------         -----------
CASH, end of period                                        $   860,664         $   764,432
                                                           ===========         ===========


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

   Cash paid during the period for interest                $   111,068         $    94,308
                                                           ===========         ===========

               NORTHLAND CABLE PROPERTIES FIVE LIMITED PARTNERSHIP

                     NOTE TO UNAUDITED FINANCIAL STATEMENTS


(1) These unaudited financial statements are being filed in conformity with Rule 10-01 of Regulation S-X regarding interim financial statement disclosure and do not contain all of the necessary footnote disclosures required for a fair presentation of the Balance Sheets, Statements of Operations and Statements of Cash Flows in conformity with generally accepted accounting principles. However, in the opinion of management, this data includes all adjustments, consisting only of normal recurring accruals, necessary to present fairly the Partnership's financial position at March 31, 1998 and December 31, 1997, its Statements of Operations for the three months ended March 31, 1998 and 1997, and its Statements of Cash Flows for the three months ended March 31, 1998 and 1997. Results of operations for these periods are not necessarily indicative of results to be expected for the full year.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


Results of Operations

Cable television revenues totaled $2,377,913 for the three months ended March 31, 1998, representing an increase of 6% over the same period in 1997. Of these revenues, $1,674,787 (70%) was derived from basic service charges, $236,371 (10%) from premium services, $263,345 (11%) from tier services, $34,451 (2%) from installation charges, $48,896 (2%) from service maintenance contracts and $120,063 (5%) from other sources. The net increase in revenues is primarily attributable to increases in basic service rates effective August 1, 1997.

As of March 31, 1998, the Partnership's systems served approximately 23,000 basic subscribers, 9,800 premium subscribers and 11,300 tier subscribers.

Cable television operating expenses totaled $188,095 for the three months ended March 31, 1998, a decrease of approximately 4% over the same period in 1997. This is mainly due to decreased operating personnel costs.

Cable television general and administrative expenses totaled $544,293 for the three months ended March 31, 1998, representing an increase of 6% over the same period in 1997. This is mainly due to increased expenses related to personnel and increased revenue based expenses such as management fees.

Cable television programming expenses totaled $651,071 for the three months ended March 31, 1998, reflecting an increase of approximately 7% over the same period in 1997. This is mainly due to higher costs charged by program suppliers and additional salary and benefit costs related to local programming and advertising support.

The radio station operations for the three months ended March 31, 1998 included revenues of $56,005 derived primarily from advertising sales. Radio operation expenses are primarily comprised of programming and salary and benefit costs.

Depreciation and amortization expense decreased approximately 5% as compared to the same period in 1997. This is mainly due to assets becoming fully depreciated during 1998 and the last three quarters of 1997.

Interest expense for the three months ended March 31, 1998 increased approximately 3% as compared to the same period in 1997. The average bank debt outstanding decreased from $20,806,554 during the first quarter of 1997 to $20,154,766 during the first quarter of 1998 due to required principal payments being made. The Partnership's effective interest rate increased from approximately 8.07% during the first quarter of 1997 to 8.54% during the first quarter of 1998.

Liquidity and Capital Resources

The Partnership's primary source of liquidity is cash flow provided from operations. Based on management's analysis, the Partnership's cash flow from operations is sufficient to cover future operating costs, debt service and planned capital expenditures.

Under the terms of the Partnership's loan agreement, the Partnership has agreed to restrictive covenants which require the maintenance of certain ratios including a maximum ratio of senior debt to annualized operating cash flow of
5.00 to 1 (Leverage Ratio) and a minimum ratio of annualized operating cash flow to fixed charges of 1.00 to 1 (Fixed Charge Ratio). As of March 31, 1998 the Partnership was in compliance with its required financial covenants.

As of the date of this filing, the balance outstanding under the credit facility is $19,779,766. Interest rates on the credit facility were as follows:
$14,423,212 fixed at 8.3125%, expiring June 30, 1998; and $5,131,554 fixed at
8.34375%, expiring June 30, 1998. The balance of $225,000 bears interest at the prime rate plus 1 3/8% (currently 9.875%). The above rates include a margin paid to the lender based on overall leverage, and may decrease if the Partnership's leverage decreases.

Capital Expenditures

During the first quarter of 1998, the Partnership incurred approximately $193,000 in capital expenditures including channel additions in the Corsicana, TX system; a trunk fiber deployment in the Cedar Creek, TX system; and a continued system upgrade to 400 MHz in the Forest City, NC system.

Planned expenditures for the balance of 1998 include a system upgrade to 330 MHz and channel additions in Cedar Creek, TX; new headend equipment and a tap audit in Lamesa, TX; vehicle replacements in the Forest City, NC system and the Corsicana, TX system; and small line extensions in various systems.

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

(b) No reports on Form 8-K have been filed during the quarter ended March 31, 1998.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                             NORTHLAND CABLE PROPERTIES FIVE LIMITED PARTNERSHIP

                             BY:  Northland Communications Corporation,
                                  Managing General Partner



Dated: May 11, 1998           BY:  /s/ RICHARD I. CLARK
       ---------------             --------------------------------------
                                       Richard I. Clark
                                       (Vice President/Treasurer)



Dated: May 11, 1998           BY: /s/ GARY S. JONES
       --------------             ---------------------------------------
                                       Gary S. Jones
                                       (Vice President)