Form 10-Q
period 1998-06-30
NORTHLAND CABLE PROPERTIES FIVE LTD PARTNERSHIP
filed 1998-08-06
CIK 776730

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the period ended JUNE 30, 1998
                                 ---------------------------
                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from __________ to __________

Commission File Number: 0-16065
                        ---------------------------

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


                              Yes [X]   No [ ]


----------
This filing contains ___ pages.  Exhibits index appears on page ___.

PART 1 - FINANCIAL INFORMATION

ITEM 1. Financial Statements

NORTHLAND CABLE PROPERTIES FIVE LIMITED PARTNERSHIP
BALANCE SHEETS - (Unaudited)
(Prepared by the Managing General Partner)


                                                                    June 30,             December 31,
                                                                      1998                   1997
                                                                  ------------           ------------

                                     ASSETS

Cash                                                              $    787,544           $    236,449
Accounts receivable                                                    378,862                427,836
Prepaid expenses                                                       175,710                129,716
Property and equipment, net of accumulated
  depreciation of $6,574,606 and $5,868,755,
  respectively                                                       9,321,401              9,641,861
Intangible assets, net of accumulated
  amortization of $2,816,314 and $3,186,539,
  respectively                                                       4,565,762              4,942,877

                                                                  ------------           ------------
Total assets                                                      $ 15,229,279           $ 15,378,739
                                                                  ============           ============


                        LIABILITIES AND PARTNERS' EQUITY

Accounts payable and accrued expenses                             $  1,202,528           $    721,740
Due to managing general partner and affiliates                         273,542                 48,484
Converter deposits                                                      16,154                 17,578
Subscriber prepayments                                                 170,143                253,927
Notes payable                                                       19,404,766             20,154,766

                                                                  ------------           ------------
                  Total liabilities                                 21,067,133             21,196,495
                                                                  ------------           ------------

Partners' equity:
 General Partners:
   Contributed capital, net                                            (56,075)               (56,075)
   Accumulated deficit                                                (104,211)              (104,010)

                                                                  ------------           ------------
                                                                      (160,286)              (160,085)
                                                                  ------------           ------------

 Limited Partners:
   Contributed capital, net                                            591,327                591,327
   Accumulated deficit                                              (6,268,895)            (6,248,998)

                                                                  ------------           ------------
                                                                    (5,677,568)            (5,657,671)
                                                                  ------------           ------------


                  Total partners' equity                            (5,837,854)            (5,817,756)
                                                                  ------------           ------------


Total liabilities and partners' equity                            $ 15,229,279           $ 15,378,739
                                                                  ============           ============


The accompanying notes to unaudited financial statements are an integral part of these statements

NORTHLAND CABLE PROPERTIES FIVE LIMITED PARTNERSHIP
STATEMENTS OF OPERATIONS - (Unaudited)
(Prepared by the Managing General Partner)


                                                  For the six months ended June 30,
                                                  ---------------------------------
                                                      1998                  1997
                                                  -----------           -----------

Service revenues                                  $ 4,959,668           $ 4,674,618

Expenses:
  Operating                                           381,110               414,883
  General and administrative (including
     $749,036 and $723,238 to affiliates
     in 1998 and 1997, respectively)                1,160,093             1,154,177
Programming                                         1,360,624             1,284,200
Depreciation and amortization                       1,124,114             1,105,189

                                                  -----------           -----------
                                                    4,025,941             3,958,449
                                                  -----------           -----------

Income from operations                                933,727               716,169

Other income (expense):
   Interest expense                                  (832,098)             (840,267)
   Interest income                                      5,006                 4,633
   Other income                                            --                    50
   Gain/loss on sale of assets                       (125,720)                   --
                                                  -----------           -----------
                                                     (952,812)             (835,584)
                                                  -----------           -----------

Net income before taxes                               (19,085)             (119,415)
                                                  -----------           -----------

   Income taxes                                        (1,013)                   --
                                                  -----------           -----------

Net income                                        $   (20,098)          $  (119,415)
                                                  ===========           ===========


Allocation of net income:

   General Partners                               $      (201)          $    (1,194)
                                                  ===========           ===========


   Limited Partners                               $   (19,897)          $  (118,221)
                                                  ===========           ===========


Net income per limited partnership unit:
 (14,735 units)                                   $        (1)          $        (8)
                                                  ===========           ===========


Net income per $1,000 investment                  $        (3)          $       (16)
                                                  ===========           ===========


The accompanying notes to unaudited financial statements are an integral part of these statements

NORTHLAND CABLE PROPERTIES FIVE LIMITED PARTNERSHIP
STATEMENTS OF OPERATIONS - (Unaudited)
(Prepared by the Managing General Partner)


                                                   For the three months ended June 30,
                                                  -------------------------------------
                                                      1998                     1997
                                                  ------------             ------------

Service revenues                                  $  2,525,750             $  2,359,069

Expenses:
  Operating                                            191,043                  218,995
  General and administrative (including
     $394,051 and $365,823 to affiliates
     in 1998 and 1997, respectively)                   591,630                  613,562
Programming                                            677,664                  641,654
Depreciation and amortization                          560,981                  513,945

                                                  ------------             ------------
                                                     2,021,318                1,988,156
                                                  ------------             ------------

Income from operations                                 504,432                  370,913

Other income (expense):
   Interest expense                                   (401,848)                (420,673)
   Interest income                                       3,007                    3,473
   Other income                                             --                       --
   Gain/loss on sale of assets                          10,832                       --
                                                  ------------             ------------
                                                      (388,009)                (417,200)
                                                  ------------             ------------

Net income before taxes                                116,423                  (46,287)
                                                  ------------             ------------

   Income taxes                                         (1,013)                      --
                                                  ------------             ------------

Net income                                        $    115,410             $    (46,287)
                                                  ============             ============


Allocation of net income

   General Partners                               $      1,154             $       (463)
                                                  ============             ============


   Limited Partners                               $    114,256             $    (45,824)
                                                  ============             ============


Net income per limited partnership unit:
 (14,735 units)                                   $          8             $         (3)
                                                  ============             ============


Net income per $1,000 investment                  $         16             $         (6)
                                                  ============             ============


The accompanying notes to unaudited financial statements are an integral part of these statements

NORTHLAND CABLE PROPERTIES FIVE LIMITED PARTNERSHIP
STATEMENTS OF CASH FLOWS - (Unaudited)
(Prepared by the Managing General Partner)


                                                              For the six months ended June 30,
                                                             ----------------------------------
                                                                 1998                  1997
                                                             ------------          ------------

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                   $    (20,098)         $   (119,415)
Adjustments to reconcile net income to
   cash provided by operating activities:
   Depreciation and amortization                                1,124,114             1,105,189
   (Increase) decrease in operating assets:
     (Gain)Loss on sale of assets                                 125,720                    --
     Accounts receivable                                           48,974               (13,796)
     Insurance receivable                                              --               126,000
     Prepaid expenses                                             (45,994)               (3,637)
   Increase (decrease) in operating liabilities
     Accounts payable and accrued expenses                        480,788               293,206
     Due to managing general partner and affiliates               225,058                53,188
     Converter deposits                                            (1,424)               (2,464)
     Subscriber prepayments                                       (83,784)              (79,479)

                                                             ------------          ------------
Net cash from operating activities                              1,853,354             1,358,792
                                                             ------------          ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment, net                          (518,341)             (431,697)

                                                             ------------          ------------
Net cash used in investing activities                            (518,341)             (431,697)
                                                             ------------          ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on borrowings                                 (750,000)             (526,788)
Distributions to partners                                              --                    --
Loan fees and other costs incurred                                (33,918)               (9,648)
Repurchase of limited partner interest                                 --                (2,000)

                                                             ------------          ------------
Net cash used in financing activities                            (783,918)             (538,436)
                                                             ------------          ------------

INCREASE IN CASH                                                  551,095               388,659

CASH, beginning of period                                         236,449               414,811


                                                             ------------          ------------
CASH, end of period                                          $    787,544          $    803,470
                                                             ============          ============


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

   Cash paid during the period for interest                  $    417,171          $    515,791
                                                             ============          ============


The accompanying notes to unaudited financial statements are an integral part of these statements

               NORTHLAND CABLE PROPERTIES FIVE LIMITED PARTNERSHIP

                     NOTES TO UNAUDITED FINANCIAL STATEMENTS


(1) These unaudited financial statements are being filed in conformity with Rule 10-01 of Regulation S-X regarding interim financial statement disclosure and do not contain all of the necessary footnote disclosures required for a fair presentation of the Balance Sheets, Statements of Operations and Statements of Cash Flows in conformity with generally accepted accounting principles. However, in the opinion of management, this data includes all adjustments, consisting only of normal recurring accruals, necessary to present fairly the Partnership's financial position at June 30, 1998 and December 31, 1997, its Statements of Operations for the six and three months ended June 30, 1998 and 1997, and its Statements of Cash Flows for the six months ended June 30, 1998 and 1997. Results of operations for these periods are not necessarily indicative of results to be expected for the full year.

(2) In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities. The Statement establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. The Statement requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that a company must formally document, designate, and assess the effectiveness of transactions that receive hedge accounting.

     Statement 133 is effective for fiscal years beginning after June 15, 1999. A company may also implement the Statement as of the beginning of any fiscal quarter after issuance (that is, fiscal quarters beginning June 16, 1998 and thereafter). Statement 133 cannot be applied retroactively. Statement 133 must be applied to (a) derivative instruments and (b) certain derivative instruments embedded in hybrid contracts that were issued, acquired, or substantively modified after December 31, 1997 (and, at the company's election, before January 1, 1998).

     We have not yet quantified the impacts of adopting Statement 133 on our financial statements and have not determined the timing of or method of our adoption of Statement 133. However, the Statement could increase volatility in earnings and other comprehensive income.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


Results of Operations

Cable television revenues totaled $2,466,042 for the three months ended June 30, 1998, representing an increase of 7% over the same period in 1997. Of these revenues, $1,692,908 (69%) was derived from basic service charges, $236,969 (10%) from premium services, $278,323 (11%) from tier services, $29,215 (1%) from installation charges, $55,222 (2%) from service maintenance contracts and $173,405 (7%) from other sources. The net increase in revenues is primarily attributable to increases in basic service rates effective August 1, 1997.

As of June 30, 1998, the Partnership's systems served approximately 23,100 basic subscribers, 8,800 premium subscribers and 11,600 tier subscribers.

Cable television operating expenses totaled $188,609 for the three months ended June 30, 1998, a decrease of approximately 13% over the same period in 1997. This is mainly due to decreased operating personnel costs as well as system maintenance and pole rental.

Cable television general and administrative expenses totaled $561,369 for the three months ended June 30, 1998, representing a decrease of 4% over the same period in 1997. This is mainly due to reduced franchise fees, insurance and marketing offset by increased expenses related to personnel and increased revenue based expenses such as management fees.

Cable television programming expenses totaled $643,310 for the three months ended June 30, 1998, reflecting an increase of approximately 7% over the same period in 1997. This is mainly due to higher costs charged by program suppliers and additional salary and benefit costs related to local programming and advertising support.

The radio station operations for the three months ended June 30, 1998 included revenues of $59,708 derived primarily from advertising sales. Radio operation expenses are primarily comprised of programming and salary and benefit costs.

Depreciation and amortization expense increased approximately 9% as compared to the same period in 1997. This is mainly due to new assets purchased during 1998 and the last two quarters of 1997.

Interest expense for the three months ended June 30, 1998 decreased approximately 4% as compared to the same period in 1997. The average bank debt outstanding decreased from $20,544,054 during the second quarter of 1997 to $19,779,766 during the second quarter of 1998 due to required principal payments being made. The Partnership's effective interest rate decreased from approximately 8.19% during the second quarter of 1997 to 8.13% during the second quarter of 1998.

Liquidity and Capital Resources

The Partnership's primary source of liquidity is cash flow provided from operations. Based on management's analysis, the Partnership's cash flow from operations is sufficient to cover future operating costs, debt service and planned capital expenditures.

Under the terms of the Partnership's loan agreement, the Partnership has agreed to restrictive covenants which require the maintenance of certain ratios including a maximum ratio of senior debt to annualized operating cash flow of
4.75 to 1 (Leverage Ratio) and a minimum ratio of annualized operating cash flow to fixed charges of 1.00 to 1 (Fixed Charge Ratio). As of June 30, 1998 the Partnership was in compliance with its required financial covenants.

As of the date of this filing, the balance outstanding under the credit facility is $19,404,766. Interest rates on the credit facility were as follows:
$19,179,766 fixed at 8.3125%, expiring August 31, 1998, with the balance of $225,000 bearing interest at the prime rate plus 1 3/8% (currently 9.875%). The above rates include a margin paid to the lender based on overall leverage, and may decrease if the Partnership's leverage decreases.

Capital Expenditures

During the second quarter of 1998, the Partnership incurred approximately $360,000 in capital expenditures including vehicle replacements and a new computer in the Corsicana, TX system; a trunk fiber deployment in the Cedar Creek, TX system; and a continued system upgrade to 400 MHz in the Forest City, NC system.

Planned expenditures for the balance of 1998 include a system upgrade to 330 MHz and channel additions in Cedar Creek, TX; new headend equipment and a tap audit in Lamesa, TX; vehicle replacements in the Forest City, NC system; and small line extensions in various systems.

                           PART II - OTHER INFORMATION


ITEM 1 Legal proceedings

        On June 3, 1998 a lawsuit was filed by one of the limited partners of Northland Cable Properties Five Limited Partnership. The suit, PAUL J. ISAAC V. NORTHLAND COMMUNICATIONS CORPORATION, FN EQUITIES JOINT VENTURE, FN EQUTITIES, INC., JOHN S. WHETZELL, JOHN S. SIMMERS, RICHARD I. CLARK AND NORTHLAND CABLE PROPERTIES FIVE LIMITED PARTNERSHIP, (Case No. 98-2-13464-0, filed in the Superior Court of Washington in and for King County, subsequently removed on June 19, 1998 to the United States District Court, Western Division of Washington at Seattle, Cause No. C98-856R), alleges breach of fiduciary duty by the named defendants, violations of the Washington State Securities Act, the Washington Consumer Protection Act and various other breaches. Among the remedies sought, the lawsuit seeks to establish a class action consisting of all limited partners of NCP-Five certifying Mr. Isaac as a representative of the class, to enjoin NCP-Five from proceeding with, consummating or closing the proposed sale to Northland Cable Properties, Inc., to recover unspecified damages for the alleged breaches, and to obtain reimbursement for attorneys' and experts' fees and expenses in connection with the lawsuit. NCP-Five believes the claims alleged in the lawsuit are without merit and intends to vigorously defend the lawsuit.

ITEM 2 Changes in securities

        None

ITEM 3 Defaults upon senior securities

        None

ITEM 4 Submission of matters to a vote of security holders

        On June 25, 1998, a special meeting of the Limited Partners was held at the executive offices of the Managing General Partner. The purpose of the meeting was to consider and vote upon the proposed liquidation of the collective partnership interests in the Systems owned by the Partnership.

        All votes cast at the special meeting or received by proxy were tabulated. Of the total 14,735 limited partnership units outstanding, 10,792 approved the proposed liquidation, 306 disapproved and 236 abstained.

ITEM 5 Other information

        None

ITEM 6 Exhibits and Reports on Form 8-K


(a)     Exhibit index

        27.0 Financial Data Schedule

(b) No reports on Form 8-K have been filed during the quarter ended June 30, 1998.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                            NORTHLAND CABLE PROPERTIES FIVE LIMITED PARTNERSHIP

                            BY:  Northland Communications Corporation,
                                 Managing General Partner



Dated:                      BY:  /s/ RICHARD I. CLARK
      ----------------           -----------------------------------------------
                                     Richard I. Clark
                                     (Vice President/Treasurer)



Dated:                      BY:  /s/ GARY S. JONES
      ----------------           -----------------------------------------------
                                     Gary S. Jones
                                     (Vice President)