Form 10-Q
period 1998-09-30
NORTHLAND CABLE PROPERTIES FIVE LTD PARTNERSHIP
filed 1998-11-16
CIK 776730

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the period ended            SEPTEMBER 30, 1998
                     ---------------------------------------------------------
                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                 to
                              -------------------------------------------------

Commission File Number:                        0-16065
                       ---------------------------------------------------------

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


                                 Yes [ ] No [X]


------------------------
This filing contains      pages.  Exhibits index appears on page     .
                    -----                                       -----

                                     PART I

ITEM 1. Financial statements in conformity with Rule 10-01 of Regulation S-X are not being presented due to the Partnership's disposition of its operating assets (see Part I, Item 2). Pro-forma financial statements, giving effect to the disposition of assets, have been included in Item 5 Other Information.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Disposition of Assets

     On September 1, 1998 Northland Cable Properties Five Limited Partnership (the "Registrant") sold its cable television systems ("Systems") and the common stock of its wholly owned subsidiary Corsicana Media, Inc. ("CMI" and collectively referred to as the "Assets") to Northland Cable Ventures LLC ("NCV"), a wholly owned subsidiary of Northland Cable Properties, Inc. which is a wholly owned subsidiary of Northland Communications Corporation ("NCC"), the Managing General Partner of the Registrant. The transaction was based on a gross value for the Assets of $35,463,000 which was determined by independent appraisal. The limited partners of the Registrant approved, by the requisite consent of a majority in interest, the sale of their collective interest in the Assets. (See Notice of Special Meeting and Proxy Statement ("Proxy Statement") attached as an Exhibit to this filing).

     As discussed in more detail in the Proxy Statement, NCC received an in-kind distribution representing its undivided portion of the Assets which is attributable to the managing general partner's interest in the Registrant. This amount, which would otherwise have been distributed in cash to NCC was netted against the cash due from NCV at closing.

     Additionally, NCC agreed to assume the obligation under a promissory note payable to the Registrant representing the deferred portion of the purchase price to be paid in two annual installments with interest at 6% per annum. This note will be subject to offset for any unknown Registrant liabilities existing at September 1, 1998. The following is a summary of the sources and estimated uses of the sales proceeds.


           Purchase Price of Systems                                $ 35,000,000
           Value of CMI Stock Net of
                Liabilities Assumed                                      359,612
                                                                    ------------
           Aggregate Proceeds                                         35,359,612

           Plus (Less):
                Cash on hand, accounts receivable
                and other assets as of August 31, 1998                 1,171,720

                Liabilities as
                of August 31, 1998                                   (21,222,069)
                                                                    ------------

Estimated Net Cash Available for Distribution                       $ 15,309,263
                                                                    ============

Estimated Distribution to Limited Partners                          $ 11,919,533
                                                                    ============

Estimated Distribution to Administrative General Partner            $    674,300
                                                                    ============

Estimated In-Kind Distribution to Managing General Partner          $  2,715,430
                                                                    ============

     On September 4, 1998 initial distributions were made to the Limited and Administrative General Partners in the amounts of $6,962,288 and $415,033 respectively. The remaining assets of the Partnership will be distributed in two installments to be paid in September, 1999 and 2000.

                           PART II - OTHER INFORMATION

ITEM 1   Legal proceedings
         On June 3, 1998 a lawsuit was filed by one of the limited partners of Northland Cable Properties Five Limited Partnership. The suit, Paul J. Isaac v. Northland Communications Corporation, FN Equities Joint Venture, FN Equities, Inc., John S. Whetzell, John S. Simmers, Richard
         I. Clark and Northland Cable Properties Five Limited Partnership, (Case No. 98-2-13464-0, filed in the Superior Court of Washington in and for King County) alleges breach of fiduciary duty by the named defendants, violations of the Washington State Securities Act, the Washington Consumer Protection Act and various other breaches. Among the remedies sought, the lawsuit seeks to establish a class action consisting of all limited partners of NCP-Five certifying Mr. Isaac as a representative of the class, to enjoin NCP-Five from proceeding with, consummating or closing the proposed sale to Northland Cable Properties, Inc., to recover unspecified damages for the alleged breaches, and to obtain reimbursement for attorneys' and experts' fees and expenses in connection with the lawsuit. NCP-Five believes the claims alleged in the lawsuit are without merit and intends to vigorously defend the lawsuit.

ITEM 2   Changes in securities
         None

ITEM 3   Defaults upon senior securities
         None

ITEM 4   Submission of matters to a vote of security holders
         On June 25, 1998, a special meeting of the Limited Partners was held at the executive offices of the Managing General Partner. The purpose of the meeting was to consider and vote upon the proposed liquidation of the collective partnership interests in the Assets owned by the Partnership.

          All votes cast at the special meeting or received by proxy were tabulated. Of the total 14,735 limited partnership units outstanding, 10,792 approved the proposed liquidation, 306 disapproved and 236 abstained.

ITEM 5   Other information
      (a)  Pro Forma Financial Statements

         Introduction
         Unaudited Balance Sheet at September 30, 1998
         Unaudited Pro Forma Statement of Operations for
             the Nine Months Ended September 30, 1998
         Unaudited Pro Forma Statement of Operations for
             the Nine Months Ended September 30, 1997
         Notes to Pro Forma Financial Statements

ITEM 6   Exhibits and Reports on Form 8-K

         Notice of Special Meeting and Proxy Statement to the Limited Partners of Northland Cable Properties Five Limited Partnership dated May 13, 1998.

         No reports on Form 8-K have been filed for the quarter ended September 30, 1998.

NORTHLAND CABLE PROPERTIES FIVE LIMITED PARTNERSHIP

ITEM 5.


The accompanying unaudited Pro Forma Statements of Operations for the nine months ended September 30, 1998 and 1997, have been prepared to present the effect of the disposition of substantially all of the operating assets and franchises of Northland Cable Properties Five Limited Partnership (the "Partnership"). The accompanying unaudited Balance Sheet reflects the Partnership's financial position at September 30, 1998.

The Pro Forma Statements of Operations assume that such events were effective at the beginning of the respective periods. The Balance Sheet at September 30, 1998 reflects the disposition which occurred September 1, 1998.

The Pro Forma Statements of Operations have been prepared by the Managing General Partner of the Partnership based upon the historical financial statements of the Partnership. Pro Forma adjustments are described in the accompanying notes. The Pro Forma Statements of Operations may not be indicative of the results of operations that actually would have occurred if the transaction had been in effect as of the beginning of the respective periods nor do they purport to indicate the results of future operations of the Partnership. The Pro Forma Statements of Operations and the Balance Sheet should be read in conjunction with the audited and unaudited financial statements and notes thereto of Northland Cable Properties Five Limited Partnership, as previously reported in the Partnership's Form 10-K for the year ended December 31, 1997 and Forms 10-Q for the periods ended March 31, 1998 and June 30, 1998 and the Proxy Statement dated May 13, 1998.

PART II - FINANCIAL INFORMATION

ITEM 5  Financial Statements

NORTHLAND CABLE PROPERTIES FIVE LIMITED PARTNERSHIP
BALANCE SHEETS - (Unaudited)
(Prepared by the Managing General Partner)




                                                                              September 30,
                                                                                  1998
                                                                               ----------
                                     ASSETS

Cash                                                                           $1,299,514
Accounts receivable                                                               262,419
Prepaid expenses                                                                   12,680
Note receivable from Managing General Partner                                   4,537,921

                                                                               ----------
Total assets                                                                   $6,112,534
                                                                               ==========


                        LIABILITIES AND PARTNERS' EQUITY

Accounts payable and accrued expenses                                          $  729,746
Due to managing general partner and affiliates                                      3,792

                                                                               ----------
                  Total liabilities                                               733,538
                                                                               ----------


                  Total partners' equity                                        5,378,996
                                                                               ----------


Total liabilities and partners' equity                                         $6,112,534
                                                                               ==========



The accompanying notes to unaudited financial statements are an integral part of these statements

NORTHLAND CABLE PROPERTIES FIVE LIMITED PARTNERSHIP
PRO FORMA STATEMENTS OF OPERATIONS - (Unaudited)
(Prepared by the Managing General Partner)




                                         For the nine months ended September 30, 1998
                                     --------------------------------------------------------
                                                           Pro Forma              Pro Forma
                                      As Reported         Adjustments              Combined
                                     ------------        ------------            ------------
Service revenues                     $  6,670,989        $ (6,670,989)(1a)       $         --

Operating expenses                      4,436,746          (4,436,746)(1a)                 --
Depreciation and amortization           1,511,058          (1,511,058)(1a)                 --

                                     ------------        ------------            ------------
  Total expenses                        5,947,804          (5,947,804)                     --
                                     ------------        ------------            ------------

Income from operations                    723,185            (723,185)                     --

Other income (expense):
   Interest expense                    (1,111,432)          1,111,432(1b)                  --
   Interest income                          8,693              (8,693)(1b)            204,206
                                                              204,206(1d)
   Gain/loss on sale of assets         21,609,953            (731,691)(1c)         20,878,262
                                     ------------        ------------            ------------
                                       20,507,214             575,254              21,082,468
                                     ------------        ------------            ------------

Net income before taxes                21,230,399            (147,931)             21,082,468
                                     ------------        ------------            ------------

   Income taxes                            (1,013)              1,013(1e)                  --
                                     ------------        ------------            ------------

Net income                           $ 21,229,386        $   (146,918)           $ 21,082,468
                                     ============        ============            ============



The accompanying notes to unaudited financial statements are an integral part of these statements

NORTHLAND CABLE PROPERTIES FIVE LIMITED PARTNERSHIP
PRO FORMA STATEMENTS OF OPERATIONS - (Unaudited)
(Prepared by the Managing General Partner)




                                          For the nine months ended September 30, 1997
                                     --------------------------------------------------------
                                                          Pro Forma                Pro Forma
                                     As Reported         Adjustments               Combined
                                     ------------        ------------            ------------
Service revenues                     $  7,073,105        $ (7,073,105)(1a)       $         --

Operating expenses                      4,320,327          (4,320,327)(1a)                 --
Depreciation and amortization           1,651,381          (1,651,381)(1a)                 --

                                     ------------        ------------            ------------
  Total expenses                        5,971,708          (5,971,708)                     --
                                     ------------        ------------            ------------

Income from operations                  1,101,397          (1,101,397)                     --

Other income (expense):
   Interest expense                    (1,265,244)          1,265,244(1b)                  --
   Interest income                         23,196             (23,196)(1b)            204,206
                                                              204,206(1d)
   Other income                            28,268             (28,268)(1e)                 --
   Gain/loss on sale of assets                 --          19,865,727(1c)          19,865,727
                                     ------------        ------------            ------------
                                       (1,213,780)         21,283,713              20,069,933
                                     ------------        ------------            ------------

Net income before taxes                  (112,383)         20,182,316              20,069,933
                                     ------------        ------------            ------------

   Income taxes                                --                  --                      --
                                     ------------        ------------            ------------

Net income                           $   (112,383)       $ 20,182,316            $ 20,069,933
                                     ============        ============            ============



The accompanying notes to unaudited financial statements are an integral part of these statements

NORTHLAND CABLE PROPERTIES FIVE LIMITED PARTNERSHIP
NOTES TO PRO FORMA STATEMENTS OF OPERATIONS AND BALANCE SHEET - (Unaudited) (Prepared by the Managing General Partner)


1. The Pro Forma Statements of Operations show the adjustments for the disposition of substantially all of the operating assets and franchises which occurred on September 1, 1998. The adjustments reflect the disposition as if it had occurred on January 1, 1998 and January 1, 1997 respectively, for income statement purposes. The proceeds from the disposition consist of cash and an unsecured note payable to the Partnership bearing interest at 6% per annum.

(a)  To eliminate revenue and expenses associated with operations.

(b) To eliminate interest income and interest expense associated with bank deposits and debt.

(c) To record the gain on the disposition of assets as if it had occurred on January 1, 1997 and 1998.

(d)  To record interest income on note due from Managing General Partner.

(e)  To eliminate other income and expenses.


2. The original note receivable from the Managing General Partner of $4,741,308 has been offset by net liabilities of $203,387 assumed on behalf of the Partnership.

NORTHLAND CABLE PROPERTIES FIVE LIMITED PARTNERSHIP
Item 6


               NORTHLAND CABLE PROPERTIES FIVE LIMITED PARTNERSHIP
                          1201 THIRD AVENUE, SUITE 3600
                            SEATTLE, WASHINGTON 98101
                                                                    May 13, 1998
TO: THE LIMITED PARTNERS OF NORTHLAND CABLE PROPERTIES FIVE LIMITED PARTNERSHIP

        The accompanying Notice of Special Meeting and Proxy Statement contain an explanation relating to the proposed sale of the cable television systems and other assets owned by Northland Cable Properties Five Limited Partnership (the "Partnership"), and the dissolution, winding up and liquidation of the Partnership. These assets of the Partnership include the cable television franchises and cable television systems of four operating groups, including Cedar Creek, Lamesa and Corsicana, Texas, and Forest City, North Carolina, as well as control of Corsicana Media, Inc., a wholly owned subsidiary of the Partnership and operator of an AM radio station serving the community of Corsicana, Texas and surrounding contiguous areas (collectively, the "Assets").

        The Proxy Statement describes a proposal whereby the Partnership would sell the undivided portion of the Assets that is attributable to the Limited Partners' collective interest in the Partnership (the "LPs' Interest") at a price which equals the independently appraised fair market value of the Assets of $35,463,000. If approved, the sale transaction and resulting liquidation is anticipated to yield a cumulative total of approximately $2,371 per $1,000 investment to Limited Partners during the life of the Partnership (or approximately $1,185.50 per $500 unit of limited partnership interest). These estimates include prior cash distributions to date of $755 per $1,000 investment (or $377.50 per $500 unit of limited partnership interest), but do not include aggregate interest payments of $56 per $1,000 investment projected for certain post-closing distributions. Because the transaction involves the acquisition of the Assets by the Managing General Partner of the Partnership or an affiliate of the Managing General Partner, the General Partners have a conflict of interest in making this proposal.

        If the proposal is approved, the Partnership will be authorized to enter into an agreement (the "Agreement") with Northland Communications Corporation, the Managing General Partner of the Partnership or its assigns ("Northland"), to
(i) sell to Northland both the LPs' Interest and the undivided portion of the Assets that is attributable to the Administrative General Partner's interest in the Partnership (the "AGP's Interest"), and (ii) distribute in-kind to Northland the undivided portion of the Assets that is attributable to the Managing General Partner's interest in the Partnership (the "MGP's Interest"). The MGP and AGP or their affiliates collectively hold an aggregate of 30 units or approximately 0.2 percent of the outstanding limited partnership units. Net proceeds from the sale of the LPs' Interest and the AGP's Interest will be distributed solely to the Limited Partners and the Administrative General Partner. Closing of the sale ("Closing") will be subject to certain terms and conditions, including the availability of sufficient debt financing to Northland. The Managing General Partner believes that such terms and conditions will be satisfied. If Closing does not occur within 180 days of the date of the Special Meeting called pursuant to the Notice of Special Meeting included with this letter, the Agreement will be terminated without penalty. Following Closing, which is expected to occur in early July 1998, the Partnership will be dissolved.

        The aggregate amount to be distributed to the Limited Partners, as a group, in connection with the acquisition of the Assets by Northland will be equal to the amount of cash that would be distributable to the Limited Partners collectively assuming the liquidation of the Partnership following the sale of the Assets to a third party, as of the date of Closing, for a gross cash purchase price equal to $35,463,000 (the "Gross Valuation"). Such amount will be determined in accordance with the Partnership Agreement. In determining the amount distributable to the Limited Partners collectively, the Gross Valuation generally will be (i) reduced by Partnership liabilities attributable to the Limited Partners' collective interest in the Assets and by the net value of the portion of the Assets attributable to the collective interests of the General Partners and (ii) increased by the Limited Partners' collective interest in any net Partnership assets other than the Assets.
        At Closing, Northland will purchase the LPs' Interest and the AGP's Interest by (i) making an initial payment to the Partnership equal to that amount which, after retiring Partnership liabilities attributable to the LPs' Interest and the AGP's Interest, will enable the Partnership to distribute to the Limited Partners $945 for every $1,000 invested, and (ii) delivering to the Partnership a promissory note (the "Note") in principal amount equal to the remaining balance of the aggregate purchase price for the LPs' Interest and the AGP's Interest. A total aggregate of approximately $6.9 million cash is anticipated to be distributed to Limited Partners within 30 days of Closing. The Managing General Partner will be the maker and sole obligor of the Note, which is expected to be in the principal amount of approximately $4.5 million. On the date of the Closing, Northland will have approximately $2,375,000 of indebtedness outstanding (without giving effect to the Note) of which approximately $357,000 will be senior to the Note.
        Distributions to Limited Partners will be made in three installments. The initial distribution of $945 per $1,000 investment will be made within 30 days after the date of Closing. The General Partners believe that the initial distribution will occur in late July 1998. The balance of distributions to be made to the Limited Partners, anticipated to approximate a total of $620 per $1,000 investment (plus interest on the Note of $56 per $1,000 investment), will be made as and when payments are made by Northland pursuant to the Note. The Note will have a two-year term, with two equal payments of principal, plus accrued interest, due annually commencing on the first anniversary of the Closing. The Note will bear interest at a per annum rate of six percent (6%), and will be subordinated to Northland's senior debt, which is expected to consist solely of commercial bank debt, including that anticipated to be incurred by Northland in connection with financing the proposed transaction. The Note will not be the obligation of, or guaranteed by, Northland's wholly-owned subsidiary, Northland Cable Properties, Inc. Assuming that the Closing occurs in July 1998, distributions to the Limited Partners are expected to approximate $310 per $1,000 investment (plus interest on the Note of $37 per $1,000 investment) in July 1999, and $310 per $1,000 investment (plus interest on the Note of $19 per $1,000 investment) in July 2000.

        These estimates take into account the payment of all known or anticipated Partnership liabilities attributable to the Limited Partners' collective interest in the Partnership, including any liquidation expenses and any claims against the Partnership of which the General Partners are aware. If the Partnership incurs any unanticipated liabilities or expenses which arise from operations of the Partnership prior to or on the date of Closing and which exceed amounts set aside for the payment of known and anticipated current liabilities, such liabilities or expenses could reduce the amount of cash available for distribution to the Limited Partners. However, if at any time prior to the Closing the Managing General Partner believes that the aggregate amount of cash available for distribution to the Limited Partners will be reduced by more than $300,000 from these estimates, the transaction will not proceed and Closing will not occur without again obtaining approval of the Limited Partners. Accordingly, the minimum amount of cash which will be distributed to the Limited Partners without re-solicitation of approval of the Limited Partners is anticipated to be at least $925 or a cumulative total of $2,351 per $1,000 investment to Limited Partners during the life of the Partnership (or approximately $1,175.50 per $500 unit of limited partnership interest).

        Approval of the proposed transaction is subject to the affirmative vote of the holders of a majority of the outstanding units of limited partnership interest, not including those held by the General Partners or their affiliates. Each non-affiliated Limited Partner is entitled to one vote for each unit held. Because Northland is not yet assured of financing for purchase of the LPs' Interest and the AGP's Interest, Northland will be under no obligation to consummate the purchase. No bids from independent third parties have been solicited by the General Partners to date. Although the Partnership has obtained an independent appraisal of the value of the Assets, the Partnership has not sought or obtained a fairness opinion with respect to the terms of the proposed transaction. If the requisite approval of Limited Partners is not obtained, or if Limited Partners approve the proposed transaction but Closing does not occur for any reason, the Partnership will continue to conduct its operations as usual. If the requisite approval of Limited Partners is obtained and the Closing does not occur within the requisite period, the Assets will not be sold to any affiliate of the General Partners without again obtaining approval of the Limited Partners. The General Partners believe that the proposed transaction at a Gross Valuation of $35,463,000, which is equal to the appraised fair market value of the Assets on December 1, 1997, will enable Limited Partners to liquidate their investment at a favorable price. Adjustments will not be made to this valuation without resubmitting the proposal to the Limited Partners for a new vote.

        As further described in the Notice of Special Meeting and the Proxy Statement, to accomplish the proposed transaction, Limited Partners must approve an amendment to the Partnership's Amended and Restated Certificate and Agreement of Limited Partnership (the "Partnership Agreement"). The amendment, if approved, would authorize the General Partners to sell the undivided portion of the Assets that is attributable to the LPs' Interest to Northland. The existing provisions of the Partnership Agreement permit the sale of assets of the Partnership, except to the General Partners or their affiliates. Other effects of the proposed amendment are described in the section of the accompanying Proxy Statement entitled "Proposed Transaction - Amendment to Partnership Agreement."
        A Special Meeting of the Limited Partners to vote on the proposed transaction will be held at the executive offices of Northland Communications Corporation, the Managing General Partner, at 1201 Third Avenue, Suite 3600, Seattle, Washington at 2:00 p.m., local time, on June 25, 1998. The Notice of Special Meeting and Proxy Statement are included with this letter.
        YOUR VOTE IS IMPORTANT.

        The accompanying Proxy Statement, which relates to the Special Meeting, provides you with a description of the proposed transaction. The General Partners urge you to review carefully the accompanying Proxy Statement, including the section entitled "Conflicts of Interest."

        ALL LIMITED PARTNERS OF THE PARTNERSHIP, WHETHER OR NOT THEY INTEND TO ATTEND THE SPECIAL MEETING, ARE URGED TO VOTE BY COMPLETING THE ENCLOSED PROXY AND BY MAILING THE PROXY, PROPERLY EXECUTED, IN THE POSTAGE-PAID ENVELOPE AS SOON AS POSSIBLE. A copy of the form of proxy is included as Exhibit A to the Proxy Statement, and should be retained for your records.

        The General Partners recommend that you vote IN FAVOR of the proposed transaction.

        If you have any questions or desire further information, you are encouraged to contact our Investor Relations Department or Richard I. Clark, Vice President/Treasurer of Northland, at (206) 621-1351.

                                          Very truly yours,

                                          NORTHLAND COMMUNICATIONS CORPORATION,
                                          Managing General Partner of the
                                          Partnership

                                          By: /s/ John S. Whetzell
                                              -------------------------------
                                              John S. Whetzell, President

                  NOTICE OF SPECIAL MEETING OF LIMITED PARTNERS
             OF NORTHLAND CABLE PROPERTIES FIVE LIMITED PARTNERSHIP
                         TO BE HELD JUNE 25, 1998

        A Special Meeting of the Limited Partners of Northland Cable Properties Five Limited Partnership (the "Partnership") will be held at 1201 Third Avenue, Suite 3600, Seattle, Washington, at 2:00 p.m., local time, on June 25, 1998.
        The purpose of the Special Meeting is to consider and vote upon the proposed sale by the Partnership of the cable television systems and other assets owned by the Partnership, and the dissolution, winding up and liquidation of the Partnership. These assets of the Partnership include the cable television franchises and cable television systems of four operating groups, including Cedar Creek, Lamesa and Corsicana, Texas, and Forest City, North Carolina, as well as control of Corsicana Media, Inc., a wholly owned subsidiary of the Partnership and operator of an AM radio station serving the community of Corsicana, Texas and surrounding contiguous areas (collectively, the "Assets").

        If the proposal is approved, the Partnership will be authorized to enter into an agreement (the "Agreement") with Northland Communications Corporation, the Managing General Partner of the Partnership or its assigns ("Northland"), to
(i) sell to Northland the undivided portion of the Assets that is attributable to the Limited Partners' and the Administrative General Partner's collective interest in the Partnership (the "LPs' Interest" and the "AGP's Interest," respectively) at a price which equals the independently appraised fair market value of the Assets of $35,463,000, and (ii) distribute in-kind to Northland the undivided portion of the Assets that is attributable to the Managing General Partner's interest in the Partnership (the "MGP's Interest").

        Net proceeds from the sale of the LPs' Interest and the AGP's Interest will be distributed solely to the Limited Partners and the Administrative General Partner. If approved, the sale transaction and resulting liquidation is anticipated to yield a cumulative total of approximately $2,371 per $1,000 investment to Limited Partners during the life of the Partnership (or approximately $1,185.50 per $500 unit of limited partnership interest). These estimates include prior cash distributions to date of $755 per $1,000 investment (or $377.50 per $500 unit of limited partnership interest), but do not include aggregate interest payments of $56 per $1,000 investment projected for certain post-closing distributions.

        Closing of the sale and the in-kind distribution ("Closing") will be subject to certain terms and conditions, including the availability of sufficient debt financing to Northland. The Managing General Partner believes that such terms and conditions will be satisfied. If Closing does not occur within 180 days of the date of the Special Meeting, the Agreement will be terminated without penalty. Following Closing, which is expected to occur in early July 1998, the Partnership will be dissolved. Also in late July 1998, the Partnership expects to make its initial distribution of sale proceeds to Limited Partners, in the amount of $945 per $1,000 investment.

        Approval of the proposed transaction is subject to the affirmative vote of the holders of a majority of the outstanding units of limited partnership interest, not including those held by the General Partners or their affiliates. Each non-affiliated Limited Partner is entitled to one vote for each unit held. Because Northland is not yet assured of financing for purchase of the LPs' Interest and the AGP's Interest, Northland will be under no obligation to consummate the purchase. No bids from independent third parties have been solicited by the General Partners to date. Although the Partnership obtained an independent appraisal of the value of the Assets, the Partnership has not sought or obtained a fairness opinion with respect to the terms of the proposed transaction. If the requisite approval of Limited Partners is not obtained, or if Limited Partners approve the proposed transaction but Closing does not occur within the requisite period, the Partnership will continue to conduct its operations as usual. If the requisite approval of Limited Partners is obtained and the Closing does not occur, the Assets will not be sold to any affiliate of the General Partners without again obtaining approval of the Limited Partners. The General Partners believe that the proposed transaction at a Gross Valuation of $35,463,000, which is equal to the appraised fair market value of the Assets, will enable Limited Partners to liquidate their investment at a favorable price.

        Accordingly, the specific purpose of the meeting is to consider and vote upon the following, and to consider and transact such other business as may properly come before the meeting:

        The grant to the Managing General Partner of authority to sell the cable systems owned by the Partnership (the "Assets") to Northland Communications Corporation or its assigns ("Northland"), to dissolve and wind up the affairs of the Partnership, to distribute the proceeds of the liquidation and any remaining assets in accordance with the Partnership Agreement and the Proxy Materials, and to take any action deemed necessary or appropriate by it to accomplish the foregoing; together with an amendment to the Amended and Restated Certificate and Agreement of Limited Partnership of Northland Cable Properties Five Limited Partnership, as such amendment is set forth in Exhibit B to the Proxy Materials, to authorize the Partnership to enter into an agreement with Northland for the sale to Northland of the undivided portion of the Assets which is attributable to the Limited Partners' and Administrative General Partner's collective interest in the Partnership, and the distribution to Northland, in-kind, of the undivided portion of the Assets which is attributable to the Managing General Partner's interest in the Partnership, all on the terms and conditions described in the Proxy Materials; and all such other and future actions reasonably necessary to accomplish the foregoing.
        Approval of Limited Partners for these matters is solicited by the General Partners and shall be given (or withheld) by Limited Partners in attendance in person at the Special Meeting to be held on June 25, 1998, or by execution and delivery of the enclosed proxy prior to the Special Meeting. Any Limited Partner who later finds that he or she can be present at the meeting, or who for any reason desires to do so, may revoke his or her proxy at any time before it is voted. The proposed transaction is subject to the approval of a majority in interest of the Limited Partners, not including units of limited partnership interest held by the General Partners or their affiliates.

        Only persons who are Limited Partners of record of the Partnership at the close of business on May 1, 1998 will be entitled to notice of and to vote at the Special Meeting or any adjournments thereof. The Special Meeting may be adjourned by the Managing

General Partner from time to time for any reason without notice except such notice as is conveyed at the meeting or adjournment thereof.
        Your attention is directed to the accompanying Proxy Statement which contains further information with respect to the meeting and the proposed transaction. A form of proxy is enclosed. YOU ARE URGED TO COMPLETE, SIGN AND RETURN PROMPTLY THE ENCLOSED PROXY, WHETHER OR NOT YOU PLAN TO ATTEND THE MEETING. A POSTAGE-PAID RETURN ENVELOPE IS ENCLOSED FOR YOUR CONVENIENCE. PROXIES MUST BE RECEIVED ON OR BEFORE June 24, 1998.
        The General Partners recommend that you vote IN FAVOR of the proposed transaction.

                                 NORTHLAND CABLE PROPERTIES FIVE
                                 LIMITED PARTNERSHIP

                                 By: Northland Communications Corporation,
                                     Managing General Partner of the Partnership
                                 By: /s/ John S. Whetzell
                                     -------------------------------------
                                     John S. Whetzell, President


Seattle, Washington
May 13, 1998

       NORTHLAND CABLE PROPERTIES FIVE LIMITED PARTNERSHIP PROXY STATEMENT

        This Proxy Statement describes a proposal whereby Northland Cable Properties Five Limited Partnership (the "Partnership") would liquidate its cable television systems and other assets (the "Assets") at a valuation which is equal to the appraised fair market value of such Assets. The proposal, which is made jointly by Northland Communications Corporation, the Managing General Partner of the Partnership (the "Managing General Partner"), and FN Equities Joint Venture, the Administrative General Partner of the Partnership (the "Administrative General Partner"), includes the grant of authority to the Partnership to enter into an agreement (the "Agreement") with the Managing General Partner or its assigns ("Northland") to (i) sell to Northland the undivided portion of the Assets which is attributable to the Limited Partners' and the Administrative General Partner's collective interest in the Partnership (the "LPs' Interest" and the "AGP's Interest," respectively) and (ii) distribute in-kind to Northland the undivided portion of the Assets which is attributable to the Managing General Partner's interest in the Partnership (the "MGP's Interest"). See "Proposed Transaction."
        The proposed transaction is subject to the approval of a majority in interest of the Limited Partners, not including units of limited partnership interest held by the General Partners or their affiliates. As of May 1, 1998, the record date, there were 14,735 units of limited partnership interest outstanding, held by 995 Limited Partners of record. The General Partners and their affiliates hold 30 of such units, none of which will be counted in determining whether the requisite approval of a majority in interest has been obtained. If the proposal described herein is approved and Closing (as defined below) of the transaction occurs, Northland will acquire the Assets from the Partnership and the Partnership will be dissolved. Although Northland presently intends to consummate the proposed transaction, if approved, it is under no obligation to do so. Closing of the transaction is also subject to certain conditions, including Northland obtaining satisfactory debt financing, and no such financing has yet been obtained. If the proposal is approved and Closing does not occur within the requisite period, the Assets will not be sold to any affiliate of the General Partners without again obtaining approval of the Limited Partners.

        This Proxy Statement and the accompanying proxy are furnished in connection with the solicitation of proxies by the Managing General Partner for use at the Special Meeting of Limited Partners to be held at 2:00 p.m. on June 25, 1998, at the offices of the Managing General Partner at 1201 Third Avenue, Suite 3600, Seattle, Washington 98101, and at any adjournments thereof (the "Special Meeting"). Only Limited Partners of record as of May 1, 1998 will be entitled notice of and to vote at the Special Meeting. This Proxy Statement is first being mailed to Limited Partners on May 13, 1998.
        THIS TRANSACTION HAS NOT BEEN APPROVED OR DISAPPROVED BY THE SECURITIES AND EXCHANGE COMMISSION NOR HAS THE COMMISSION PASSED UPON THE FAIRNESS OR MERITS OF SUCH TRANSACTION NOR UPON THE ACCURACY OR ADEQUACY OF THE INFORMATION CONTAINED IN THIS DOCUMENT. ANY REPRESENTATION TO THE CONTRARY IS UNLAWFUL.

        A proxy that is properly executed and returned will be voted for or against the proposed transaction in accordance with the instructions on the proxy. In the absence of instructions on the proxy to the contrary, all interests of an executing Limited Partner will be voted in favor of the proposal described in this Proxy Statement. Any Limited Partner executing the proxy shall have the power to revoke it at any time prior to the voting thereof either by delivering written notice of revocation to the Managing General Partner or by executing and delivering another proxy dated as of a later date, or by voting in person at the Special Meeting. Attendance at the Special Meeting, by itself, will not revoke a proxy.

        The General Partners recommend that Limited Partners vote IN FAVOR of the proposed transaction.

               LIMITED PARTNERS ARE URGED TO CAREFULLY REVIEW THIS PROXY STATEMENT AND TO RETURN THEIR PROXY PROMPTLY. The date of this Proxy Statement is May 13, 1998.

                                TABLE OF CONTENTS

                                                                       PAGE
                                                                       ----
Introduction.........................................................    1
Special Factors......................................................    3
Summary Historical Financial Information.............................    6
Proposed Transaction.................................................    6
Certain Consequences Of The Transaction..............................   16
Certain Consequences Of Limited Partners' Determination Not To Sell..   18
Projected Cash Available From Liquidation............................   18
Projected Cash Available If Closing Occurs...........................   18
Management's Discussion And Analysis Of Financial Condition And
Results Of Operations................................................   20
Federal Income Tax Consequences......................................   23
Conflicts Of Interest................................................   26
Overview of Partnership Business and Properties......................   27
Certain Affiliates Of The Partnership................................   31
Plan Of Solicitation.................................................   33
Incorporation By Reference...........................................   33
Financial Statements.................................................   34

Exhibits:
    Form of Proxy....................................................  A-1
    Form of Amendment to Partnership Agreement.......................  B-1
    Form of Asset Purchase Agreement.................................  C-1
    Form of Promissory Note..........................................  D-1
    Daniels Appraisal................................................  E-1

                                  INTRODUCTION

GENERAL

        This Proxy Statement is being furnished to the Limited Partners of the Partnership by the Managing General Partner, whose principal executive offices are located at 1201 Third Avenue, Suite 3600, Seattle, Washington 98101 and whose telephone number is (206) 621-1351. The principal executive offices and telephone number of the Partnership are the same. The Proxy Statement is to be used in connection with the solicitation of proxies for use at the Special Meeting.

        The purpose of the Special Meeting is to consider and vote upon the proposed liquidation by the Partnership of the cable television systems and other assets owned by the Partnership, and the dissolution, winding up and liquidation of the Partnership. These assets of the Partnership include the cable television franchises and cable television systems of four operating groups, including Cedar Creek, Lamesa and Corsicana, Texas, and Forest City, North Carolina, as well as control of Corsicana Media, Inc. ("Corsicana Media"), a wholly owned subsidiary of the Partnership and operator of an AM radio station serving the community of Corsicana, Texas and surrounding contiguous areas.

        If the proposal is approved, the Partnership will be authorized to enter into an Agreement with Northland, the Managing General Partner of the Partnership or its assigns, to (i) sell to Northland the undivided portion of the Assets that is attributable to LP's Interest and the AGP's Interest at a price which equals the independently appraised fair market value of the Assets of $35,463,000, and (ii) distribute in-kind to Northland the undivided portion of the Assets that is attributable to the MGP's Interest. The form of Asset Purchase Agreement is attached to this Proxy as Exhibit C. Net proceeds from the sale of the LPs' Interest and the AGP's Interest will be distributed solely to the Limited Partners and the Administrative General Partner, respectively. The Managing General Partner believes that the Northland affiliate to whom the Assets would be assigned is Northland Cable Properties, Inc. ("NCPI") other than those relating to Corsicana Media which would be assigned to Northland Media, Inc. ("NMI"). Each of NCPI and NMI are wholly-owned subsidiaries of the Managing General Partner.

        Closing of the sale and the in-kind distribution ("Closing") will be subject to certain terms and conditions, including the availability of sufficient debt financing to Northland. The Managing General Partner believes that such terms and conditions will be satisfied. If Closing does not occur within 180 days of the date of the Special Meeting, the Agreement will be terminated without penalty. Following Closing, which is expected to occur in early July 1998, the Partnership will be dissolved.

        In December 1997, the Assets were appraised by Daniels & Associates, L.P., Denver, Colorado, an internationally-recognized expert in the appraisal of cable television systems and other media-related businesses ("Daniels"). For purposes of the proposed transaction, the General Partners have valued the Assets at the appraised fair market value of $35,463,000. At Closing, Northland will purchase the LPs' Interest and the AGP's Interest by (i) making an initial payment to the Partnership equal to that amount which, after retiring Partnership liabilities, will enable the Partnership to distribute to the Limited Partners an amount equal to $945 for every $1,000 invested, and (ii) delivering to the Partnership a promissory note (the "Note") in principal amount equal to the remaining balance of the aggregate purchase price for the LPs' Interest and the AGP's Interest. The form of Note to be delivered to the Partnership is attached to this Proxy as Exhibit D.
        The aggregate amount to be distributed to the Limited Partners, as a group, in connection with the acquisition of the Assets by Northland will be equal to the amount of cash that would be distributable to the Limited Partners collectively assuming the liquidation of the Partnership following the sale of the Assets to a third party, as of the date of Closing, for a gross cash purchase price equal to $35,463,000 (the "Gross Valuation"). Such amount will be determined in accordance with the terms of the Amended and Restated Certificate and Agreement of Limited Partnership of the Partnership, as amended (the "Partnership Agreement"). In determining the amount distributable to the Limited Partners collectively, the Gross Valuation generally will be (i) reduced by Partnership liabilities attributable to the Limited Partners' collective interest in the Assets and by the net value of the portion of the Assets attributable to the collective interests of the General Partners and (ii) increased by the Limited Partners' collective interest in any net Partnership assets other than the Assets. The Partnership Agreement requires that all distributions be made, and that all liabilities be shared, as follows: first, until the Limited Partners receive cumulative distributions equal to their capital contributions, 99% to the Limited Partners and 1% to the Managing General Partner; and, thereafter, 75% to the Limited Partners, 5% to the Administrative General Partner, and 20% to the Managing General Partner. If approved, the transaction is anticipated to result in an aggregate of $11,901,714 distributable to the Limited Partners or a total of approximately $2,371 per $1,000 investment to Limited Partners during the life of the Partnership (or approximately $1,185.50 per $500 unit of limited partnership interest). These estimates include prior cash distributions to date of $755 per $1,000 investment (or $377.50 per $500 unit of limited partnership interest), but do not include aggregate interest payments of $56 per $1,000 investment projected for certain post-closing distributions.
        Following Closing, distributions to Limited Partners will be made in three installments. See "Projected Cash Available If Closing Occurs." The initial distribution of approximately $6.9 million or $945 per $1,000 investment, will be made within 30 days after the date of Closing. The Managing General Partner and the Administrative General Partner (collectively, the "General Partners") believe that the initial distribution will occur in late July 1998. The balance of distributions to be made to the Limited Partners, anticipated to approximate a total of $620 per $1,000 investment plus interest of $56 per $1,000 investment, will be made as and when payments are made by Northland to the Partnership pursuant to the Note. The Note is expected to be in the principal amount of approximately $4.5 million, will have a two-year term, and will provide for two equal payments of principal, plus accrued interest, due annually commencing on the first anniversary of the Closing. The Note will bear interest at a per annum rate of six percent (6%), will be full recourse and unsecured, and will be subordinated to Northland's senior debt. Northland currently has no debt that would be senior to the Note, but it could incur such debt in the future, and expects that it will incur commercial bank debt in connection with financing the proposed transaction. The Note will not be the obligation of, or guaranteed by, Northland's wholly-owned subsidiary, Northland Cable Properties, Inc. Assuming that the Closing occurs in July 1998, distributions to the Limited Partners are expected to approximate $310 per $1,000 investment, plus interest of $37 per $1,000 investment, in July 1999, and $310 per $1,000 investment, plus interest of $19 per $1,000 investment, in July 2000. These estimates take into account the payment of all known or anticipated Partnership liabilities attributable to the Limited Partners' collective interest in the Partnership, including any liquidation expenses and any claims against the Partnership of which the General Partners are aware. If the Partnership incurs any unanticipated liabilities or expenses which arise from operations of the Partnership prior to or on the date of Closing and which exceed amounts set aside for the payment of known and anticipated current liabilities, such liabilities and expenses could reduce the amount of cash available for distribution to the Limited Partners. However, if at any time prior to the Closing the Managing General Partner believes that the amount of cash available for distribution to the Limited Partners will be reduced by more than $300,000 from these estimates, the transaction will not proceed and Closing will not occur without again obtaining approval of the Limited Partners. Accordingly, the minimum amount of cash which will be distributed to the Limited Partners without re-solicitation of approval of the Limited Partners is anticipated to be at least $925 or a cumulative total of $2,351 per $1,000 investment to Limited Partners during the life of the Partnership (or approximately $1,175.50 per $500 unit of limited partnership interest).

        The proposed transaction is subject to the approval of a majority in interest of Limited Partners, not including those held by the General Partners or their affiliates. Although Northland presently intends to consummate the proposed transaction, if approved, it will be under no obligation to do so. If Limited Partners approve the proposed transaction and Closing does not occur within the requisite period, or if the requisite approval of unaffiliated Limited Partners is not obtained, the Partnership will continue to conduct its operations as usual.

VOTING AT THE SPECIAL MEETING
        The General Partners have determined that Limited Partners of record as of the close of business on May 1, 1998 are entitled to notice of and to vote at the Special Meeting. Each unaffiliated Limited Partner is entitled to one vote for each limited partnership unit held. The affirmative vote of Limited Partners holding a majority of the outstanding units, not including an aggregate of 30 units held by the General Partners and their affiliates, is required to approve the proposed transaction. An abstention, therefore, will have the same effect as a vote to disapprove the proposal. There currently is no established public market in which the units are being traded.
        A proxy that is properly completed, executed and returned in time for voting with the choice specified thereon will be voted in accordance with the specification. If an executed proxy is returned without a specification having been made, such proxy will be voted at the Special Meeting in favor of the proposed transaction and the amendment to the Partnership Agreement authorizing the proposed acquisition of the Assets by Northland. Limited Partners may revoke their proxies at any time prior to voting by delivering to the Managing General Partner either an instrument revoking the proxy or a duly executed proxy bearing a later date, or by attending the Special Meeting and voting in person. Attendance at the Special Meeting, by itself, will not revoke a proxy.

CONFLICTS OF INTEREST

        There are no contracts, arrangements, understandings or relationships between the General Partners or their affiliates and any Limited Partner regarding the voting of proxies at the Special Meeting.

        The General Partners and their affiliates have faced and will continue to face substantial conflicts of interest in connection with the proposed transaction. The conflicts of interest arise out of the relationship of the General Partners with the Partnership and the proposed agreement with Northland to acquire the Assets. For example, assuming that the requisite approval of unaffiliated Limited Partners is obtained, the Partnership will be authorized to enter into an agreement with Northland for the acquisition of the Assets. The terms of the acquisition have been determined by the General Partners. Neither the Administrative General Partner nor any affiliate of the Administrative General Partner will be acquiring any interest in the Assets. The Managing General Partner has faced a substantial conflict of interest in determining the terms of acquisition of the Assets by Northland. In addition, the General Partners faced a significant conflict of interest in determining not to solicit bids from independent third parties, but instead to propose that the Partnership grant to Northland the right to acquire the Assets.

        Conflicts of interest include the possibility that the fair market value and net cash flow of the Assets may increase over time. Therefore, it is possible that Limited Partners would receive a greater return on their investment if the Partnership continues to own and operate the Assets, instead of consummating the proposed transaction. Similarly, if the Assets are acquired by Northland as proposed, Northland may experience a rate of return on its investment in excess of that experienced by the Partnership. Northland currently owns other cable television systems in the vicinity of the Assets which will afford Northland the opportunity to achieve certain economies of scale and which will have the effect of potentially making the Assets more valuable to Northland than to a third party. Alternatively, it is possible that, subsequent to the Closing, Northland may receive a bid by one or more third parties which exceeds the appraised value of the Assets. In addition, although Daniels, the cable appraiser retained by the General Partners in connection with the proposal herein, is not affiliated with the General Partners or the Partnership, Northland and its affiliates have entered into material contracts with Daniels for the purchase or sale of cable television systems in transactions where Daniels or its affiliates acted either as broker or as principal, including a contract with respect to the sale by Northland of certain unrelated cable television assets, and the General Partners expect that Northland and its affiliates may enter into similar transactions with Daniels or its affiliates in the future. See "Conflicts of Interest."

        The General Partners recommend a vote IN FAVOR of the proposed transaction and amendment to the Partnership Agreement. Units of limited partnership interest held by the General Partners or their affiliates will not be included in determining whether the requisite approval has been obtained.

SOLICITATION OF PROXIES

        In addition to use of the mail, proxies may be solicited by telephone or personally by the General Partners and their directors, officers, partners and employees, none of whom will receive any extra compensation for their services. The expenses of the solicitation will be borne by the Partnership. The Partnership's accountants are not expected to attend the Special Meeting.

                                 SPECIAL FACTORS

        A number of special factors apply to the proposed transaction. Such factors are described more fully elsewhere in this Proxy Statement and the exhibits and should be read in conjunction with the rest of this Proxy Statement. Limited Partners are urged to read all of this Proxy Statement and the exhibits carefully.

        The purpose of the proposed transaction is primarily to provide Limited Partners with an opportunity to liquidate their investment in the Partnership. Although the General Partners have not undertaken any general solicitation or survey of the Limited Partners to determine the desire of the Limited Partners' to liquidate their investment, based on (i) unsolicited comments and questions from Limited Partners with respect to a liquidation of their investment, (ii) the lack of public market for the units of limited partnership, and (iii) the duration of the Limited Partnership, the General Partners believe such liquidity is sought by the Limited Partners. The General Partners considered seeking third party buyers for the Assets, but believe that the present transaction structure represents a more favorable option for Limited Partners. Although the solicitation of third party bids may provide the Partnership with an opportunity to consider a disinterested estimate of the sale value of the Assets, or even to obtain a higher price for the Assets, the General Partners believe that this is unnecessary given the Partnership having obtained an independent appraisal of the Assets, the General Partners' belief that there is little likelihood of obtaining bids in the immediate future on more favorable terms than those offered by Northland, and that any such solicitation would involve broker's fees and additional investments of Partnership time and resources. See "Proposed Transaction -- Background of Proposed Transaction and Market Factors." If the Limited Partners approve of the disposition of the Assets and the Closing occurs, the General Partners will proceed with the distribution of proceeds in accordance with the Partnership Agreement's provisions for dissolution, winding up and termination. The Assets will then be owned and operated by Northland or its assigns. See "Certain Consequences of the Transaction." There are material tax consequences to the Limited Partners resulting from the proposed transaction. See "Federal Income Tax Consequences."

        Limited Partners should also be aware, however, that Northland hopes to benefit from its acquisition of the Assets, for example, by achieving potential economies of scale. Notwithstanding the factors described below under "Proposed Transaction -- Market Factors," the fair market value and net cash flow of the Assets may increase over time. Therefore, it is possible that Limited Partners would receive a greater return on their investment if the Partnership continues to own and operate the Assets, instead of consummating the proposed transaction. Similarly, if the Assets are acquired by Northland, Northland may experience a rate of return on its investment in excess of that experienced by the Partnership or may receive an offer from a third party in excess of the appraisal value provided by Daniels. In addition, the Managing General Partner estimates that payments to be made to Northland and its affiliates in connection with the proposed transaction include approximately $25,000 in costs and $64,739 of accrued but unpaid management fees due to the Managing General Partner. See "Conflicts of Interest - Certain Payments to the Managing General Partner.

        The General Partners have faced a substantial conflict of interest in proposing, negotiating and structuring the proposed transaction. See "Conflicts of Interest." Although, as discussed above, the General Partners believe that Limited Partners are interested in a means of liquidating their investment, the proposed transaction has not been solicited by Limited Partners. The only steps taken to provide the Limited Partners with procedural safeguards are the commissioning of an independent appraisal of the Assets and the submission of the proposed transaction to Limited Partners for their approval. The Partnership has not, for example, solicited an independent fairness opinion, or arranged for the appointment of an independent representative of the Limited Partners. The General Partners nonetheless believe that the steps taken and to be taken constitute sufficient safeguards for the Limited Partners' interests.

        The General Partners also believe that the proposed transaction is fair to the Limited Partners. The General Partners have considered a number of material factors in connection with such belief. Foremost among such factors are the obtaining of an independent appraisal with respect to the Assets from Daniels, an internationally recognized cable brokerage, appraisal and investment banking firm (the "Daniels Appraisal"), and the structuring of the proposed transaction so that the approval of unaffiliated Limited Partners is required to be obtained. (The 30 units of limited partnership interest held and voted by the General Partners and their affiliates will not be included in determining whether the requisite approval has been obtained.) In relying on the Daniels Appraisal to derive the Gross Valuation of $35,463,000, neither the General Partners nor any other parties evaluating the fairness of the proposed transaction received any information other than a copy of the Daniels Appraisal. As further discussed in the Daniels Appraisal, Daniels relied on a discounted cash flow analysis based on the projected operating results of the Assets over a ten-year period, and applied a factor for the residual value of the Assets at the end of that ten-year period. To that extent, in relying on the Daniels Appraisal, the General Partners indirectly considered the going concern value of the Assets, as well as a hypothetical liquidation value at the end of a projected period. However, the General Partners did not separately evaluate the going concern's value of the Assets. Nor did the General Partners consider the current liquidation value of the Assets, particularly because, in their view, such a value would be significantly lower than the gross valuation. In particular, none of these parties received or reviewed the actual financial forecasts prepared by Daniels in arriving at the valuation contained in the Daniels Appraisal. Based upon experience in the cable television industry, as well as general familiarity with industry news as reported by trade journals, the General Partners believe that the appraised fair market value of the Assets as determined by Daniels is fair and reasonable. A copy of the Daniels Appraisal is included in this Proxy Statement as Exhibit E.

        In determining the fairness of the proposed transaction, the General Partners carefully considered a number of factors. In favor of the proposed transaction were the valuation of the Assets and the opportunity for the Limited Partners to liquidate their investment. Against the proposed transaction were the fact of an inside transaction, under which Northland would acquire the Assets, and the General Partners' decision not to solicit bids from independent third parties. The Partnership Agreement currently does not permit the disposition of the Partnership's assets to the General Partners or their affiliates, and the amendment to the Partnership Agreement proposed herein is necessary to effect the proposed transaction. See "Proposed Transaction - Amendment to Partnership Agreement" and "Fairness of the Proposed Transaction."

        No other material factors were considered. For example, in the absence of an established public market in which units of limited partnership interests are being traded, the General Partners were not able to consider current market prices for the units, nor historical market prices. The appraised value as of December 1, 1997 substantially exceeds the net book value of the Partnership as of December 1, 1997 which was a deficit of ($5,817,756). Over the past two years the Partnership has only engaged in one purchase of units of limited partnership. This purchase of four $500 units of limited partnership was made at the request of and as an accommodation to an unaffiliated limited partner facing severe financial difficulties. The Partnership purchased the units at their face value for an aggregate purchase price of $2,000. This transaction was not intended to approximate the market value of the units and no appraisal or analysis was conducted at that time. Accordingly, due to its unique circumstances, the General Partners did not consider this isolated repurchase in evaluating the value of the Partnership. The General Partners have not sought to solicit bids from independent third parties for a sale of the Assets, and no firm offers have been made by an unaffiliated entity for a merger or consolidation of the

Partnership, the sale or transfer of all or a substantial part of the assets of the Partnership, or a sale of partners' interests in the Partnership allowing the purchaser thereof to exercise control over the Partnership. The General Partners decided not to solicit third-party bids to purchase the Assets in part because of the time and costs of soliciting such bids. Based on their previous experience with cable system sale transactions, the General Partners estimate the cost of soliciting such bids attributable to legal fees alone to be approximately $100,000. In addition, the Partnership would typically employ a broker to solicit interested purchasers for the Assets, in exchange for which the Partnership would be charged a brokerage fee typically based on a percentage of the purchase price. Based on their experience in the sale of other small entity cable operations and the small cable system marketplace generally, the General Partners estimate the likely brokerage fee which would be incurred in connection with the solicitation of a third-party purchaser of the Assets to be approximately $500,000. See "Proposed Transaction -- Fairness of the Proposed Transaction."

        In connection with the proposed transaction, the Partnership obtained an independent appraisal of the Assets from Daniels. Daniels was retained based upon its reputation and expertise. The Partnership paid Daniels $25,000 for its services in the proposed transaction. The Partnership has not previously engaged Daniels for any services, and the Partnership does not expect to engage Daniels for any services in the future. The Managing General Partner and certain of its affiliates (not including the Partnership), however, have retained Daniels to provide certain brokerage services in connection with the proposed sale of certain of such affiliates' cable television system assets. See "Conflicts of Interest." No other reports, opinions or appraisals were obtained from outside or independent parties. See "Proposed Transaction -- Market Factors and Appraisal Process." A COPY OF THE DANIELS APPRAISAL IS ATTACHED AS EXHIBIT E TO THIS PROXY STATEMENT. In addition, a summary of the Daniels Appraisal is contained elsewhere in this Proxy Statement. See "Proposed Transaction -- Summary of Appraisal."

        In valuing the Assets, with respect to the Partnership's cable television systems, Daniels applied two valuation methodologies: (i) discounted operating cash flow analysis based on the projected operating results of the Assets over a ten-year period, with application of a factor for the residual value of the Assets at the end of that ten-year period; and (ii) comparable private market transaction multiples analysis, to correlate and validate the findings of the discounted cash flow analysis. The second methodology involved a review of other cable system sales that have occurred over the recent past and a comparison of the value-per-subscriber and multiple of cash flows for such system sales with the value-per-subscriber and multiple of cash flows for the Assets. Other valuation methodology was applied with respect to the Partnership's radio station operating assets. See "Proposed Transaction -- Summary of Appraisal."

                    SUMMARY HISTORICAL FINANCIAL INFORMATION

INCOME STATEMENT DATA:


                                                           YEAR ENDED DECEMBER 31,
                              -------------------------------------------------------------------------------
                                  1993             1994             1995            1996              1997
                              -----------      -----------      -----------      -----------      -----------
Revenue .................     $ 4,724,194      $ 5,598,494      $ 7,897,009      $ 9,244,966      $ 9,549,197
Expenses ................       3,847,615        4,884,942        7,371,230        8,074,521        8,173,600
                              -----------      -----------      -----------      -----------      -----------
Operating Income ........         876,579          713,552          525,779        1,170,445        1,375,597
Other Income (Expenses) .        (561,873)        (751,338)      (1,515,159)      (1,898,178)      (1,709,280)
                              -----------      -----------      -----------      -----------      -----------
Net Income (Loss) .......     $   314,706      $   (37,786)     $  (989,380)     $  (727,733)     $  (333,683)
                              ===========      ===========      ===========      ===========      ===========
Allocation of Net Income
(Loss):
  General Partners ......     $     3,147      $      (378)     $    (9,893)     $    (7,277)     $    (3,337)
  Limited Partners ......         311,559          (37,408)        (979,487)        (720,456)        (330,346)
Net  Income  (Loss) Per
Limited Partnership Unit               21               (3)             (66)             (49)             (22)


BALANCE SHEET DATA:

                                                               DECEMBER 31,
                           ----------------------------------------------------------------------------------
                              1993              1994              1995              1996              1997
                           ----------        ----------        ----------        ----------        ----------
Total Assets ........     $ 6,270,667      $ 15,099,388      $ 17,951,250      $ 16,683,277      $ 15,378,739
Total Liabilities ...       9,591,252        18,641,032        22,631,152        22,165,350        21,196,495
Partners' Deficit:
  General Partners ..        (135,475)         (137,346)         (148,727)         (156,748)         (160,085)
  Limited Partners ..      (3,185,110)       (3,404,298)       (4,531,175)       (5,325,325)       (5,657,671)

                              PROPOSED TRANSACTION

BACKGROUND OF PROPOSED TRANSACTION

        The Partnership was formed on August 19, 1985 and began operations in 1985 with the acquisition of a cable television system serving several communities and contiguous areas surrounding Cedar Creek Lake, Texas (the "Cedar Creek System"). In 1986, the Partnership purchased cable television systems located in Lamesa, Texas and surrounding areas (the "Lamesa System") and in western North Carolina (the "Forest City System"). In September 1994 the Partnership purchased a cable television system in Corsicana, Texas (the "Corsicana System"). In December 1995, the Partnership acquired television systems serving communities in the Ellenboro, Bostic, Gilkey and Harris, North Carolina areas, which have been operationally integrated with the Forest City System. In August 1994, the Partnership formed Corsicana Media, Inc., a Washington corporation and wholly owned subsidiary, for the purpose of acquiring and operating an AM radio station serving the community of Corsicana, Texas and surrounding areas. On January 16, 1995, Corsicana Media acquired the radio station operating assets of KAN-D Land, Inc.

        All of the initial acquisitions were financed through a combination of Limited Partners' equity and bank loans, and the later acquisitions were financed through a combination of Partnership cash flow and bank loans. As of December 31, 1997, the outstanding principal balance owing on the Partnership's bank financing was $20,154,766. In addition, the Partnership owed the Managing General Partner an aggregate of approximately $64,739 for accrued but unpaid management fees.

        Due to the General Partners' belief, based in part on the fact that many investors have held their units for more than twelve years without liquidity and that a significant number of Limited Partners may desire to liquidate their investment, the General Partners began in the fall of 1997 to formulate a proposal to sell the Assets. There is no established public trading market for the Partnership's units of limited partnership interest and the General Partners are not aware of any sales or transfers of units of limited partnership interests by any holder thereof other than in connection with estate and retirement planning, by will, gift, settlement or other non-arms length transaction in the last two years. Based on the General Partners' experience in connection with transactions involving similar sized cable television systems, and after considering the current small cable system marketplace, the General Partners concluded that soliciting a third party purchaser of the Assets would require the Partnership to retain a broker. Believing that the cost and delay associated with the retention of such a broker, the seeking of potential purchasers, the conduct of negotiations and due diligence with the prospective purchaser(s) and the consummation of such a transaction, the General Partners concluded that the transaction described in this Proxy Statement represents the optimum method to achieve a liquidation of the Limited Partners' investment in today's marketplace. Therefore, the General Partners are submitting the proposal described in this Proxy Statement to provide the Limited Partners an opportunity to liquidate their investment and to receive significant cash distributions upon such liquidation. The General Partners have faced substantial conflicts of interest in making these determinations. See "Conflicts of Interest."

PURPOSE OF SPECIAL MEETING

        The General Partners are calling the Special Meeting for the purpose of providing the Limited Partners with an opportunity to approve, by the requisite consent of a majority in interest, the proposed sale of the Assets and the dissolution of the Partnership. Limited Partners approving the proposal described in this Proxy Statement will be consenting to: (a) the disposition of the Assets and specific amendments to the Partnership Agreement authorizing the acquisition of the Assets by Northland; (b) the effect of such disposition and authorization on the amount of proceeds and assets distributed to the Partnership; and (c) the dissolution, winding up and termination of the Partnership.

AMENDMENT TO PARTNERSHIP AGREEMENT

        The proposed amendment to the Partnership Agreement contains provisions that authorize the Partnership to enter into an agreement with Northland for the sale of the undivided portion of the Assets which is attributable to the Limited Partners' and the Administrative General Partner's collective interest in the Partnership. Under the current provisions of the Partnership Agreement, the General Partners are authorized to effect a sale of the Assets, except to the General Partners or their affiliates. Accordingly, the Partnership Agreement requires amendment to accomplish the proposed sale of such undivided portion of the Assets to Northland. In addition, the amendment modifies certain allocation provisions in the Partnership Agreement for purposes of allowing the cash payments in the proposed transaction to be allocated to the Limited Partners and the Administrative General Partner in accordance with their undivided interest in the Partnership, and to permit the in-kind distribution to Northland of the undivided portion of the Assets attributable to the MGP's Interest. The effect to the Limited Partners is to allocate to them the same gain as a result of the proposed transaction as would result were the Assets to be sold to a third party for $35,463,000, or the estimated fair market value of the Partnership as of the valuation date of December 1, 1997.

        If the proposed transaction and the amendment to the Partnership Agreement are approved by the requisite majority of the outstanding units of Limited Partnership interest, not including the aggregate 30 units held by the General Partners or their affiliates, and if Closing occurs, the net proceeds from such sale will be distributed to the Limited Partners and the Administrative General Partner, and the undivided portion of the Assets attributable to the Managing General Partner's interest will be distributed to Northland in-kind. Following the Closing, the Partnership will be dissolved. If the Closing does not occur within 180 days of the date of the Special Meeting, the amendment will have no effect.

MARKET FACTORS

        The Limited Partners acquired their units of limited partnership interest in 1986. There is no established public market in which the units are being traded. Pending a liquidation of the Partnership, the units will likely remain an illiquid investment. Although the General Partners have not solicited or received input from representatives of the Limited Partners concerning the proposal described herein, the General Partners believe that Limited Partners may welcome the opportunity to liquidate their investment. In these circumstances, the Managing General Partner began to formulate a proposal for the sale of the Assets in the fall of 1997. The General Partners decided to implement the proposed transaction at this time in light of the length of time over which Limited Partners have held their investment, the belief that Limited Partners would welcome the opportunity to liquidate their investment, the possibility that Northland might have access to funds necessary to consummate the proposed transaction, and the General Partners' belief that the prospects for the Partnership's obtaining a third party buyer may be difficult. In particular, the Managing General Partner studied the market factors discussed below.

        In late 1992, Congress enacted The Cable Television Consumer Protection and Competition Act of 1992 (the "1992 Cable Act"), which significantly increased regulation of the cable television industry. While the Telecommunications Act of 1996 (the "1996 Telecommunications Act"), and rulemakings of the Federal Communications Commission ("FCC"), have essentially rescinded the most stringent aspects of rate regulation with respect to "small systems" owned by "small cable operators" (as those terms are defined in the 1996 Act and the regulations of the FCC), many of the rules promulgated in response to the 1992 Cable Act make it more expensive for cable companies to operate.

        Competition to the cable television industry is intense. Several direct broadcast satellite companies are operational, each with a full line-up of direct-to-home satellite-delivered programming, including pay-per-view. In addition, many of the Regional Bell Operating Companies have announced plans to spend billions of dollars over the next several years to upgrade their twisted copper wire to fiber optic transmission facilities, thereby significantly increasing their ability to offer video service within their service areas. The 1996 Act essentially eliminated the remaining legal barriers to telephone company entry in the video programming business.

        Based on the market factors discussed above, the General Partners concluded that selling the Assets to a single independent third party at a price and on terms acceptable to the Partnership would be difficult. The General Partners have made no attempt to solicit interest from independent third parties for the Assets. Prior to this solicitation, the Partnership has never sought to liquidate all of its assets. The General Partners believe that the effective invitation of third party offers would require the appointment of a broker. Given their conclusion that obtaining acceptable offers would be difficult, the General Partners believe that the cost and delay associated with the appointment of a broker, the seeking of potential purchasers, and the conduct of negotiations and due diligence and the consummation of such a transaction would likely not be in the best interests of the Partnership.

        The possibility that Northland might acquire the Assets first arose in the fall of 1997, at the same time as the General Partners began to consider a means to permit Limited Partners to liquidate their investment in the Partnership. The possibility was considered by John S. Whetzell and Richard I. Clark, who are senior officers of the Managing General Partner and who are each shareholders of Northland Telecommunications Corporation, the sole shareholder of the Managing General Partner. As such, Messrs. Whetzell and Clark were in a position to assess the opportunity presented to both the Partnership and Northland by the prospect of a sale or other disposition of the Assets. They realized that a sale or other disposition would provide a means for the Limited Partners to liquidate their investment, and they believed that the Assets would be more attractive to Northland, as a purchaser familiar with the operation of the Assets and one able to realize economies of scale, than the Assets might be to an unaffiliated third party. By virtue of their dual capacity and their ownership interest in the Managing General Partner, Messrs. Whetzell and Clark faced a conflict of interest in making such an assessment.

        A meeting regarding the proposed transaction was held among officers and representatives of the General Partners at the offices of the Administrative General Partner on September 25, 1997. Messrs. Whetzell and Clark and John S. Simmers, of the Administrative General Partner, were present at this meeting, and discussed and formulated the proposed transaction. Although the Managing General Partner and the Administrative General Partner are general partners of a number of other cable television system limited partnerships, the Administrative General Partner is independent of Northland. Officers of FN Equities, Inc., the corporate general partner of the Administrative General Partner, also considered the proposed transaction. See "Certain Affiliates of the Partnership." Except with respect to the aforementioned meeting of the General Partners held on September 25, 1997, no formal written logs specifying the dates and times of meetings are available.

        In agreeing with the Administrative General Partner to pursue the proposed transaction, Northland's primary motivating factor was its desire to accommodate the General Partners' interest in obtaining liquidity for the Limited Partners. The sole other material factors motivating Northland's interest were the potential economies of scale it could achieve through the acquisition of, and its familiarity with, the Assets.

        Although the negative market factors described above were perceived as an obstacle to the sale of the Assets to an independent third party on acceptable terms, the ownership by Northland of other cable television systems in the vicinity of the Assets makes the acquisition of the Assets a more valuable proposition to Northland. Such proximity will afford Northland the opportunity to take advantage of certain economies of scale such as centralized or regionalized billing, management and advertising functions, existing maintenance, installation, customer service and support personnel and utilization of existing regional infrastructure such as sales and maintenance offices. While other third party cable system owners and operators have cable systems adjacent to certain Partnership Assets, the Partnership is not aware of any single entity which owns or operates cable television systems near all or substantially all of the systems owned by the Partnership. Accordingly, such a third party would not be likely to experience the same economies of scale as those available to Northland.

        A third party purchaser would also be forced to bear transaction costs that Northland would not be required to bear. For example, Northland's engineers are currently familiar with the technical aspects of the systems comprising the Assets, and Northland's management is familiar with the Partnership's on-site operations and administrative staff. A third party purchaser presumably would be required to devote additional management, administrative, human resources and technical attention to the operation of the Assets while gaining the degree of familiarity with the Assets that Northland has attained.

        Due to the reasons for Northland's interest in acquiring the Assets, and the fact that Northland's motivating factors are unique to Northland, the General Partners remain convinced that selling the Assets to an independent third party on acceptable terms would be difficult.

        As a result, in October 1997, the Partnership retained Daniels, an internationally-recognized cable brokerage, appraisal and investment banking firm to appraise the fair market value of the Assets. Given Daniels' experience, the General Partners determined not to retain outside experts other than Daniels. The Partnership will pay the fees and expenses of Daniels. See "Conflicts of Interest."

APPRAISAL PROCESS

        The Partnership instructed Daniels to prepare its appraisal on the basis that the Assets were to be sold to an independent third party on the open market. Daniels was also instructed to appraise separately the value of the Corsicana Media radio station assets, as a means to determine the value to the Partnership of its 100% ownership of the stock of Corsicana Media. Daniels was advised that Northland would be a potential buyer of the Assets. Daniels delivered a written report in December 1997 that the fair market gross asset value of the Assets as of December 1, 1997 was $35,463,000.

        LIMITED PARTNERS ARE ENCOURAGED TO REVIEW THE DANIELS APPRAISAL ATTACHED HERETO AS EXHIBIT E.

SUMMARY OF APPRAISAL

        The following summary is qualified by, and should be read in conjunction with, the Daniels Appraisal attached hereto as Exhibit E.

        In valuing the Assets, Daniels relied on a discounted operating cash flow analysis (see pages 11-12 of the Daniels Appraisal) based on the projected operating results of the Assets over a ten-year period and applied a factor for the residual value of the Assets at the end of that ten-year period. The discounted cash flow analysis is also correlated and validated by a review of other system sales that have occurred over the recent past and by a comparison of (i) the multiple of cash flow represented by the purchase price of such other systems with the multiple of the Partnership's cash flow represented by the appraised value for the Assets, and (ii) the value-per-subscriber of such other system sales with the value-per-subscriber valuation of the Assets (see pages 13-14 of the Daniels Appraisal). According to Daniels, both the discounted cash flow analysis and the comparable private market transaction multiples analysis are generally accepted valuation methodologies.

        In the course of performing the valuation, Daniels engaged in discussions with employees of the Managing General Partner's corporate office, made due diligence visits to substantially all of the operating systems comprising the Assets, reviewed and evaluated materials and information provided by the Managing General Partner and Assets' management, researched demographic information relating to the various communities served by the Partnership, analyzed forecasted financial and operating information, and drew upon its own general knowledge about the cable television and AM radio industries. On the basis of this information and these efforts, Daniels prepared summaries of relevant operating, technical, financial and demographic characteristics of the Partnership's operating systems.

        Thereafter, in order to assess the fair market value of the Partnership's assets, Daniels prepared detailed operating and financial forecasts for each of the four cable system operating groups and Corsicana Media, taking into account operating revenues and expenses as well as capital expenditure requirements. These financial forecasts formed the basis for determining a discounted cash flow for each cable system operating group and Corsicana Media. The combined values for each cable system operating group constituted the value of the cable operating assets for the Partnership on a discounted cash flow basis. In addition to this methodology, as noted above, Daniels used the comparable private market transaction multiple methodology to derive an aggregate value for the Partnership by analyzing the value per subscriber and operating cash flow multiples obtained in private sales of comparable systems. These multiples were compared to similar multiples for the Assets obtained using the value arrived at for the Assets by the discounted cash flow methodology. Informed by the results of both of these methodologies, Daniels then determined a final appraised value for the Partnership's Assets.

        ASSUMPTIONS

        In performing its discounted cash flow analysis of the value of the Partnership's assets, Daniels assumed the Assets have been and will continue to be operated as efficiently as comparable cable systems, and that the franchises and asset leases used by the Partnership in the operation of the Assets will be renewed indefinitely as needed without material change except to reflect any upgrade or rebuild of the Assets. In addition, Daniels assumed, in evaluating future capital expenditures and cash flows, that the various systems comprising the Assets will be upgraded within three to five years (see pages 6-10 of the Daniels Appraisal).

        DISCOUNTED CASH FLOW VALUATION

        The discounted cash flow valuation methodology measures the present value of the Assets' forecasted free cash flow from operations, which is defined as earnings before interest, taxes, depreciation and amortization ("EBITDA"), less capital expenditures including all rebuild or upgrade costs. Daniels determined forecasted cash flows by creating ten-year operating forecasts for each of the operating systems comprising the Assets, each of which took into account detailed projections of revenue and expense components. Daniels then calculated the projected residual value of the Assets assuming a sale of each system at the end of year ten. This terminal enterprise value was based on a multiple of EBITDA which Daniels determined to be reasonable in light of comparable private market transaction multiples of EBITDA.

        Daniels' revenue forecasts were based on its forecasts of the number of homes passed and the subscriber penetration levels and rates for each system operating group, plus an analysis of non-subscriber based revenue sources. Its expense forecasts were based on assumed rates of inflation over the forecast period, adjusted to reflect the particular growth characteristics of each system operating group. The capital expenditure forecasts were based upon costs associated with new construction of cable plant, plant maintenance, and rebuild or upgrade requirements. Daniels believes that the opportunity of the systems comprising the Assets to provide ancillary telecommunications and data services are limited and costs uncertain, and thus Daniels did not include telephony or data service revenue, expenses or capital costs in its projections. All information provided to the Managing General Partner relating to Daniels' operating revenue and expense forecasts and the assumptions underlying these forecasts is contained in the Daniels Appraisal. Please see the Daniels Appraisal included in this Proxy Statement as Exhibit E.

        Once Daniels had arrived at a forecast of cash flows and terminal enterprise values, it discounted these values back to the present at a discount rate representing the weighted average cost of capital for various entities within the cable television and AM radio industries that are capable of consummating a sale similar in size to the acquisition of the Assets. Daniels described the weighted average cost of capital as the rate of return required by an entity on its investment in order to satisfy the expectations of the entity's debt and equity investors. Daniels assumed, after some analysis, that the prime rate is a fair estimate of the cost of debt. It determined the cost of equity by sampling the estimated private market cost of equity for cable television and AM radio investments and blended this cost with the equity return objectives for large publicly traded companies. Daniels arrived at a weighted cost of capital of 15% (see pages 11-12 of the Daniels Appraisal).

        Applying the discount rate to its cash flow forecasts, Daniels arrived at a valuation of $35,463,000 for the Partnership's assets. This combined value is comprised of (i) the aggregate fair market value of the Partnership's cable television system of $34,998,744, which is equal to 8.2 times the estimated cash flow for the year ending December 31, 1997, or $1,541 per equivalent basic subscriber; and (ii) the aggregate fair market value of Corsicana Media of $463,097, which is equal to 6.4 times the normalized operating cash flow, or 1.3 times the normalized revenue for the year ending December 31, 1997.

        COMPARABLE TRANSACTIONS VALUATION

        In addition to the discounted cash flow methodology, Daniels used the comparable private market transaction multiples methodology. Daniels describes this as another generally accepted valuation methodology for correlating and validating the findings of the discounted cash flow analysis with private market realities. Under this methodology, Daniels compared selected market multiples reported in the sales of cable television systems and AM radio stations of similar size, situated in similar markets, and of similar technical condition to the Assets. All information provided to the Managing General Partner relating to the basis for Daniels' selection of comparable transactions is contained in the Daniels Appraisal. See pages 13-14 of the Daniels Appraisal.

        VALUATION

        Based on its analysis using these two methodologies, Daniels arrived at an estimated fair market value for the Partnership's cable television system operation assets as of December 1, 1997 of $35,000,000, representing 8.2 times the estimated operating cash flow for the year ended December 31, 1997, or a value per equivalent basic subscriber of $1,541. This cash flow multiple is equal to the weighted average multiple for comparable transactions and equal to the multiple derived from the discounted cash flow analysis described above. The value per subscriber is slightly above the weighted average value per subscriber derived from the comparable transactions analysis and equal to the value per subscriber derived from the discounted cash flow analysis described above.

        Based on its analysis using the same valuation methodologies, Daniels arrived at an estimated fair market value for Corsicana Media as of December 31, 1997 of $463,000 representing 6.4 times the normalized operating cash flow, or
1.3 times the normalized revenue for the year ending December 31, 1997. The normalized operating cash flow multiple is below the range of comparable private market transactions and equal to the multiple derived from the discounted cash flow analysis described above. The normal revenue multiple is below the mid-point of the range of comparable private market transactions and equal to the multiple derived from the discounted cash flow analysis described above.

        Daniels points out that detailed valuation and financial data pertaining to private market sales of AM radio stations comparable to Corsicana Media are not publicly available. As a result, Daniels has relied on data obtained during the course of its advisory activities within the broadcast industry, which data are proprietary and confidential. Based on such data, Daniels concludes that an AM radio station demonstrating comparable size, market and technical characteristics to Corsicana Media would be valued at between 7 and 8 times operating cash flow, or 1 to 2 times revenue. See page 14 of the Daniels Appraisal.

        The combination of the fair market values derived for the Partnership's cable television operating systems and Corsicana Media results in an estimated fair market value of the Partnership, as of the valuation date of December 1, 1997, of $35,463,000, or 8.2 times estimated operating cash flow for the year ending December 31, 1997. This appraised value appears fair and reasonable to the General Partners.

REGULATION OVERVIEW

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

        INTRODUCTION

        The operation of cable television systems is extensively regulated by the FCC, some state governments and most local governments. The 1996 Telecommunications Act alters the regulatory structure governing the nation's telecommunications providers. The 1996 Telecommunications Act is intended to remove barriers to competition in both the cable television market and the local telephone market. It also reduces the scope of cable rate regulation.

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

        The 1996 Telecommunications Act sunsets FCC regulation of CPST rates for all systems (regardless of size) on March 31, 1999. It also relaxes existing uniform rate requirements by specifying that uniform rate requirements do not apply where the operator faces "effective competition," and by exempting bulk discounts to multiple dwelling units, although complaints about predatory pricing still may be made to the FCC.

        CABLE ENTRY INTO TELECOMMUNICATIONS

        The 1996 Telecommunications Act provides that no state or local laws or regulations may prohibit or have the effect of prohibiting any entity from providing any interstate or intrastate telecommunications service. States are authorized, however, to impose "competitively neutral" requirements regarding universal service, public safety and welfare, service quality, and consumer protection. State and local governments also retain their authority to manage the public rights-of-way and may require reasonable, competitively neutral compensation for management of the public rights-of-way when cable operators provide telecommunications service. The extent to which state and local governments may impose requirements in such situations recently has been, and will continue to be, the subject of litigation. The outcome of that litigation, and its effect on the Partnership, cannot be predicted. The favorable pole attachment rates afforded cable operators under federal law can be gradually increased by utility companies owning the poles (beginning on February 8, 2001) if the operator provides telecommunications service, as well as cable service, over its plant.

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

        ELECTRIC UTILITY ENTRY INTO TELECOMMUNICATIONS/CABLE TELEVISION

        The 1996 Telecommunications Act provides that registered utility holding companies and subsidiaries may provide telecommunications services (including cable television) notwithstanding the Public Utilities Holding Company Act. Electric utilities must establish separate subsidiaries, known as "exempt telecommunications companies" and must apply to the FCC for operating authority. Because of their resources, electric utilities could be formidable competitors to traditional cable systems, and a few electric utilities have announced plans to offer video programming. Recent technological advances have increased the likelihood that electric utilities may become competitive with the Partnership.

        ADDITIONAL OWNERSHIP RESTRICTIONS

        The 1996 Telecommunications Act eliminates statutory restrictions on broadcast/cable cross-ownership (including broadcast network/cable restrictions), but leaves in place existing FCC regulations prohibiting local cross-ownership between co-located television stations and cable systems. The 1996 Telecommunications Act also eliminates the three year holding period required under the 1992 Cable Act's "anti-trafficking" provision. The 1996 Cable Act leaves in place existing restrictions on cable cross-ownership with satellite master antenna television ("SMATV") and MMDS facilities, but lifts those restrictions where the cable operator is subject to effective competition. FCC regulations permit cable operators to own and operate SMATV systems within their franchise area, provided that such operation is consistent with local cable franchise requirements.

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

ACQUISITION OF ASSETS BY NORTHLAND

        If the proposal is approved, the Partnership will be authorized to enter into an agreement with Northland to (i) sell to Northland the undivided portion of the Assets that is attributable to the Limited Partners' and the Administrative General Partner's collective interest in the Partnership, and
(ii) distribute in-kind to Northland the undivided portion of the Assets that is attributable to the Managing General Partner's interest in the Partnership. Northland or its affiliates own 20 units of limited partnership, representing approximately 0.1% of the outstanding limited partnership units, and the affiliates of the Administrative General Partner own 10 units, representing approximately 0.07% of the outstanding limited partnership units. Such affiliated units will not be taken into account in determining whether the requisite approval of Limited Partners has been obtained.

        Net proceeds from the sale of the LPs' Interest and the AGP's Interest will be distributed solely to the Limited Partners and the Administrative General Partner, respectively. Closing will be subject to certain terms and conditions, including the availability of sufficient debt financing to Northland. The Managing General Partner believes that such terms and conditions will be satisfied. If Closing does not occur within 180 days of the date of the Special Meeting, the Agreement will be terminated without penalty. Following Closing, which is expected to occur in early July 1998, the Partnership will be dissolved, wound-up and terminated pursuant to the terms of the Partnership Agreement.

        At Closing, Northland will purchase the LPs' Interest and the AGP's Interest from the Partnership by (i) making an initial payment to the Partnership equal to that amount which, after retiring Partnership liabilities attributable to the LPs' Interest and the AGP's Interest, will enable the Partnership to distribute to the Limited Partners an amount equal to $945 for each $1,000 invested, and (ii) delivering to the Partnership a promissory note in principal amount equal to the remaining balance of the aggregate purchase price for the LPs' Interest and the AGP's Interest. See "Projected Cash Available If Closing Occurs." Northland estimates it will require approximately $28,200,000 of debt financing at closing to complete the purchase. This amount represents the purchase price of $35,463,000 less (i) an amount equal to the distribution in-kind to Northland for its undivided portion of the Assets attributable to the Managing General Partner's interest in the Partnership, and (ii) the principal amount of the Note. Based on discussions with its lenders, Northland expects to obtain the necessary financing, although no formal commitment has been received.
        The aggregate amount to be distributed to the Limited Partners, as a group, in connection with the acquisition of the Assets by Northland will be equal to the amount of cash that would be distributable to the Limited Partners collectively assuming the liquidation of the Partnership following the sale of the Assets to a third party, as of the date of Closing, for a gross cash purchase price equal to $35,463,000. Such amount will be determined in accordance with the Partnership Agreement. In determining the amount distributable to the Limited Partners collectively, the Gross Valuation generally will be (i) reduced by Partnership liabilities attributable to the Limited Partners' collective interest in the Assets and by the net value of the portion of the Assets attributable to the collective interests of the General Partners and (ii) increased by the Limited Partners' collective interest in any net Partnership assets other than the Assets. The Partnership Agreement requires that all distributions be made, and that all liabilities be shared, as follows: first, until the Limited Partners receive cumulative distributions equal to their capital contributions, 99% to the Limited Partners and 1% to the Managing General Partner; and, thereafter, 75% to the Limited Partners, 5% to the Administrative General Partner, and 20% to the Managing General Partner.
        Distributions to Limited Partners will be made in three installments. The initial distribution of $945 for each $1,000 invested will be made within 30 days after the date of Closing. The General Partners believe that the initial distribution will occur in late July 1998. The balance of distributions to be made to the Limited Partners, anticipated to approximate a total of $620 per $1,000 investment plus interest of $56 per $1,000 investment, will be made as and when payments are made by Northland to the Partnership pursuant to the Note. The Note will have a two-year term, with two equal payments of principal, plus accrued interest, due annually commencing on the first anniversary of the Closing. The Note will bear interest at a per annum rate of six percent (6%), will be full recourse and unsecured, and will be subordinated to Northland's senior debt. Northland currently has no debt that would be senior to the Note, but it could incur such debt in the future, including commercial bank debt anticipated to be incurred by Northland in connection with financing the proposed transaction. The Note will not be the obligation of, or guaranteed by, Northland's wholly-owned subsidiary, Northland Cable Properties, Inc. The interest rate on the Note is not intended to represent the interest rate which would be charged to Northland by an unaffiliated third party lender or to provide a rate of return on the Note equal to that which the Limited Partners could have received had the purchase price for the units of limited partnership interest been paid in full in cash at Closing. The 6% interest rate instead reflects the economic terms under which Northland is willing to undertake the proposed transaction. Although Northland has not sought to obtain third party financing in lieu of the Note, Northland believes it is likely that such financing would be obtainable, if at all, at a higher interest rate than offered on the Note.

        Assuming that Closing occurs in July 1998, distributions to the Limited Partners are expected to approximate $310 per $1,000 investment plus interest of $37 per $1,000 investment, in July 1999 and $310 per $1,000 investment, plus interest of $19 per $1,000 investment, in July 2000. These estimates take into account the payment of all known or anticipated Partnership liabilities attributable to the Limited Partners' collective interest in the Partnership, including any liquidation expenses and any claims against the Partnership of which the General Partners are aware. If the Partnership incurs any unanticipated liabilities or expenses which arise from operations of the Partnership prior to or on the date of Closing and which exceed amounts set aside for the payment of known and anticipated current liabilities, such liabilities and expenses could reduce the amount of cash available for distribution to the Limited Partners. However, if at any time prior to Closing the Managing General Partner believes that the amount of cash available for distribution to the Limited Partners will be reduced by more than $300,000 from these estimates, the transaction will not proceed and Closing will not occur without again obtaining approval of the Limited Partners. Accordingly, the minimum amount of cash which will be distributed to the Limited Partners without re-solicitation of approval of the Limited Partners is anticipated to be at least $925 or a cumulative total of $2,351 per $1,000 investment to Limited Partners during the life of the Partnership (or approximately $1,175.50 per $500 unit of limited partnership interest).

DETERMINATION BY NORTHLAND NOT TO CLOSE

        Even if the proposed transaction is approved, Northland will have no obligation to consummate the transaction. The ability of Northland to consummate the transaction will be subject to certain contingencies, including obtaining bank financing. Although Northland has had discussions with its lender concerning financing of the acquisition, no loan agreement has yet been signed. Moreover, the obligation of the lender to provide necessary funding will be subject to a variety of conditions. The Managing General Partner believes, however, that any lender-imposed conditions to the acquisition will be satisfied and that the necessary funds will be made available. If so, Closing is expected to occur in early July 1998.

        If the proposals described in this Proxy Statement are approved and the Closing does not occur, the Partnership will continue to own and operate the Assets. In such event, the Assets will not be sold to any affiliate of the General Partners without again obtaining the approval of Limited Partners in accordance with the Partnership Agreement.

TERMS OF THE TRANSACTION

        The General Partners have proposed that the Partnership dispose the Assets based on the Gross Valuation of $35,463,000. Due to the fluctuating nature of certain "non-system" assets of the Partnership such as cash, accounts receivable and prepaid sums, the value of such Partnership assets and the amount of Partnership liabilities as of the date of dissolution are incapable of definitive calculation at this time. The actual net proceeds distributed and federal income tax consequences to Limited Partners thus will vary from the estimated amounts set forth in this Proxy Statement.

        A vote in favor of the transaction described in this Proxy Statement shall be deemed to constitute consent to any such variation.

        Because Northland is the acquiring entity, the undivided portion of the Assets attributable to the MGP's Interest, including that portion of stock of Corsicana Media held by the Partnership and attributable to the MGP's Interest in the Partnership, will be distributed to the Managing General Partner in-kind, rather than sold for cash. This procedure reduces the amount of cash required by the acquiring entity, in that the cash price payable for the Assets is reduced by the value of the MGP's Interest in the Assets. Subject to adjustment as described below, the total amount of funds and other consideration to be used in connection with the transaction will consist of the Gross Valuation of $35,463,000. Northland anticipates that it will obtain the cash funds required to purchase the LPs' Interest and the AGP's Interest from lenders, although Northland cannot be assured that such funds will be made available.

        As a consequence of the in-kind distribution to the Managing General Partner, net proceeds from the sale of the Assets will be distributed solely to the Limited Partners and to the Administrative General Partner, ratably in accordance with the requirements of the Partnership Agreement, subject to certain adjustments.

        The amount of such proceeds will be increased by the Limited Partners' and the Administrative General Partner's share of Partnership assets other than the Assets, and will be reduced by the amount of any Partnership liabilities. The Partnership Agreement requires that all distributions be made, and that all liabilities be shared, as follows: first, until the Limited Partners receive cumulative distributions equal to their capital contributions, 99% to the Limited Partners and 1% to the Managing General Partner; and, thereafter, 75% to the Limited Partners, 5% to the Administrative General Partner, and 20% to the Managing General Partner. Because the Limited Partners have received cumulative distributions equal to $755 per $1,000 investment, the first $1,823,271 of distributions will be allocated $1,805,038 to the Limited Partners (in cash) and $18,233 to the Managing General Partner (in kind). Remaining cash distributions to the Limited Partners, as a group, and the Administrative General Partner will be equal to 75% and 5%, respectively, of (i) the Gross Valuation less $1,823,271 plus (ii) the value of Partnership assets other than the Assets, less (iii) Partnership liabilities.

        Following Closing, the Partnership will remain liable for post-Closing adjustments, claims, liquidation expenses and undisclosed liabilities relating to events or conditions concerning the Assets and operations of the Partnership arising on or prior to the date of Closing. All such liabilities, including liabilities to Northland arising out of the sale of the Assets or otherwise, will be shared by the Limited Partners and General Partners ratably in accordance with the Partnership Agreement (75% to the Limited Partners, 5% to the Administrative General Partner, and 20% to the Managing General Partner). See "Projected Cash Available from Liquidation."

FAIRNESS OF THE PROPOSED TRANSACTION

        The fairness of the proposed transaction was considered by the General Partners and by John S. Whetzell both in his capacity as President of the Managing General Partner and individually as an affiliate of the Managing General Partner. The General Partners and Mr. Whetzell believe the terms of the proposed transaction are reasonable and fair to the Limited Partners. In setting the Gross Valuation for the Assets, the General Partners have relied on the Daniels Appraisal and their own conclusions as to the value of the Assets. In relying on the Daniels Appraisal, neither the General Partners, Mr. Whetzell nor any other parties evaluating the fairness of the proposed transaction received any information other than a copy of the Daniels Appraisal. In particular, none of these parties received or reviewed the actual forecasts prepared by Daniels in arriving at the valuation contained in the Daniels Appraisal. Based upon experience in the cable television industry, as well as general familiarity with industry news as reported by trade journals, the General Partners and Mr. Whetzell believe that the appraised fair market value of the Assets as determined by Daniels is fair and reasonable.

        Although the Gross Valuation represents an estimate of the amount that an independent third party would pay for the Assets, based on the appraised value of the Daniels Appraisal, the actual price that any such party may be willing to pay could be in excess of the Gross Valuation. Accordingly, there is a possibility that the Limited Partners will receive less from the proposed transaction with Northland than they would receive if bids were solicited from independent third parties and the Assets were sold to such a third party. However, a sale of the Assets to a third party could involve significant brokerage commissions and other transaction costs not applicable to the proposed transaction with Northland which the General Partners believe makes it reasonably probable that a brokered sale to an unrelated third party would yield lower net proceeds to the Limited Partners. Additionally, because the General Partners do not intend to obtain an updated appraisal from Daniels closer to the date of the proposed Special Meeting, there is a risk that the fair market value of the Assets could increase prior to Closing in which case Northland would purchase the Assets at a price lower than the then current market value.

        In determining the fairness of the proposed transaction, the General Partners and Mr. Whetzell, as Presdient of the Managing General Partner and individually as an affiliate of the Managing General Partner carefully considered a number of factors. In favor of the proposed transaction were the price to be paid by Northland, which is equal to the independently appraised value, and the opportunity for the Limited Partners to liquidate their investment. Against the proposed transaction were the fact of an inside transaction, under which Northland would acquire the Assets, and the General Partners' decision not to solicit bids from independent third parties.

        In the absence of an established public market in which units of limited partnership interest are being traded, the General Partners did not consider current market prices for the units, nor historical market prices. The General Partners have made no effort to solicit offers from unaffiliated entities in connection with the proposed transaction. No firm offer has been made by an unaffiliated entity for a merger or consolidation of the Partnership, the sale or transfer of all or a substantial part of the assets of the Partnership, or a sale of partners' interests in the Partnership allowing the purchaser thereof to exercise control over the Partnership. Accordingly, these factors were not considered by the General Partners.

        The General Partners concluded that independent third-party buyers were unlikely to be willing to acquire the Assets at the same price as that payable by Northland due primarily to the economies of scale available to Northland due to its unique position of operating cable systems near all but one of the Partnership's systems and the time and expense which would be incurred by a third party in undertaking the requisite business, legal, financial, engineering and technical due diligence review and negotiating and consummating the transaction. Even if a third party or parties were willing to pay the same price, the net proceeds available to the Limited Partners would likely be less due to brokerage and other transactional costs which would be borne by the Partnership. In reaching their decision as to fairness, the General Partners and Mr. Whetzell ascribed the most weight to the fact that the valuation of the transaction equals the appraised value of the Assets, and then ascribed weight to the structuring of the transaction so that approval of a majority in interest of the Limited Partners is required. (The 30 units of limited partnership interest held and voted by the General Partners or their affiliates will not be included in determining whether the requisite approval has been obtained.)

        Issues of fairness on behalf of the General Partners were primarily considered by John S. Whetzell, the President of the Managing General Partner, and John S. Simmers. Mr. Simmers is a general partner of the Administrative General Partner and the Executive Vice President and Chief Operating Officer of FN Equities, Inc., the corporate general partner of the Administrative General Partner. In each case, Messrs. Whetzell and Simmers considered these issues in collaboration with members of their respective boards of directors and senior officers. In analyzing the fairness issue, discussions by such persons focused on the conflicts of interest faced by the Managing General Partner. Partnership management determined at the outset that concurrence by the Administrative General Partner, which would be less affected by the conflicts than the Managing General Partner, would be required with respect to decisions made regarding the proposed transaction. Management also recognized that procedural and substantive safeguards would be required to protect the Limited Partners in light of such conflicts. Management ultimately determined that the appraisal and voting procedures described in this Proxy Statement would provide the Limited Partners with adequate safeguards against the conflicts of interest. The appraisal and voting procedures represent the only steps taken to provide safeguards to the Limited Partners in connection with the proposed transaction. The determination that the proposed transaction is fair, as well as the decision to recommend that Limited Partners vote in favor of the proposed transaction, was unanimous among management personnel of both of the General Partners. Insofar as such personnel also are officers or partners of the general partners of the Administrative General Partner, such general partners may also be said to have considered the proposed transaction. See "Certain Affiliates of the Partnership."

        The General Partners have not retained and will not retain an unaffiliated representative to act on behalf of the Limited Partners for the purpose of negotiating the terms of the proposed transaction, or preparing a report or opinion concerning the fairness of such transaction. The General Partners believe that the retention of any such person would cause the Partnership to incur unnecessary expense. The General Partners have relied upon Daniels' reputation and independence in ensuring that the purchase price of the proposed transaction is fair to Limited Partners. In addition, from a fairness standpoint, the proposed liquidation is structured so that the approval of a majority in interest of the Limited Partners is required.

                     CERTAIN CONSEQUENCES OF THE TRANSACTION

DISSOLUTION PROCEDURES

        If the Limited Partners approve of the disposition of the Assets and the Closing occurs, the General Partners shall proceed with the distribution of proceeds in accordance with the Partnership Agreement provisions for dissolution, winding-up and termination.

        The Partnership anticipates winding up its business in the third quarter of 1998. Until the Partnership has wound up its affairs it will continue to file periodic reports under the Securities Exchange Act of 1934. In the event winding up the dissolution takes longer than anticipated, the Partnership will continue to file such reports until such dissolution has occurred. Upon its dissolution the Partnership will file a Certification and Notice of Termination on Form 15 with the Securities and Exchange Commission, and will thereafter no longer be subject to the Securities Exchange Act and will cease filing periodic reports with the Securities and Exchange Commission. However, as discussed below under "The Liquidating Trust," the Trust will continue to provide annual financial information to the Limited Partners until the proceeds of the Note are paid to the Limited Partners.

        Each of the Limited Partners shall be furnished with a statement which shall set forth the assets and liabilities of the Partnership as of the date of Closing. Within 30 days following the Closing, the Partnership shall make the initial distribution to the Limited Partners. Additional distributions will be made as and when Northland makes payments on the Note. Once the process of winding-up the business of the Partnership is complete and a certificate of cancellation of the Partnership has been filed, the Note will be assigned to a liquidating trust for the benefit of limited partners. See "Projected Cash Available From Liquidation" for certain financial information regarding the anticipated effect that the proposed transaction will have on Limited Partners.

THE LIQUIDATING TRUST

        After the partnership is wound up and a certificate of dissolution filed, the Note will be assigned to a liquidating trust (the "Trust") created and maintained for the benefit of the Limited Partners. The Trust will permit the Partnership to dissolve after it ceases operations and will facilitate administration and distribution of the proceeds of the Note to the Limited Partners. Interests in the Trust will be non-transferable. The Trust will not engage in any business activities other than those incident to the distribution of proceeds of the Note to the Limited Partners and will be terminated once the proceeds of the Note have been paid to the Limited Partners, which is anticipated to occur on or about the second anniversary of the Note. The Trust is prohibited from conducting a trade or business and from making investments (other than short-term investments in demand or time deposits or other temporary investments) and will not hold itself out as an investment company. The Trust will terminate the sooner of the date upon which the Trustee has disbursed all the proceeds of the Note or the Limited Partners or December 31, 2000.

        Income and expenses of the Trust will be allocated among the Limited Partners as beneficiaries of the Trust in accordance with their percentage interest in the Partnership. The Trust is designed as a "spendthrift trust" and expressly precludes voluntary transfer of a beneficiary's interests in the Trust, whether by assignment or otherwise. Although the terms of the Trust also prohibit involuntary transfer of beneficial interests in the trust, whether by creditors, judgement or operation of law, there can be no assurance that such provisions will be enforceable in all circumstances. Subject to the restrictions on the Trust's actions as described above, the trustee of the Trust (the "Trustee") has all rights and authorities granted to trustees generally under Washington law.


        The Trust will not be required to file periodic reports with the Securities and Exchange Commission. However, pursuant to the terms of the Trust, the Trustee is obligated to provide the beneficiaries of the Trust with annual financial statements related to the trust until the trust is liquidated in accordance with its terms. In addition, the Trustee will provide additional reports to the beneficiaries of the Trust each time a material event or change occurs which effects either the Trust or the rights of the beneficiaries under the Trust. Such reports shall fully disclose the material event or change and shall be delivered to each beneficiary as soon as practicable after such event or change.

NO DISSENTERS' RIGHTS

        Dissenter's appraisal rights are not available to partners under Washington law with respect to a sale of substantially all of the Partnership's assets and subsequent liquidation. Appraisal rights will not be voluntarily accorded to dissenting partners in connection with the proposed transaction.

        Dissenting partners are protected under state law by virtue of the fiduciary duty of the General Partners to act with prudence in the business affairs of the Partnership on behalf of both the General Partners and the Limited Partners. Records of the Partnership are available for inspection by Limited Partners upon reasonable notice and during reasonable business hours. Neither the General Partners nor the Partnership will bear the costs of a Limited Partner who desires to obtain counsel or appraisal services.

FRAUDULENT TRANSFER STATUTES

        The payments to the Limited Partners may be subject to review under relevant state and federal fraudulent conveyance laws if a bankruptcy case or lawsuit is commenced by or on behalf of unpaid creditors of the Partnership. Under these laws, if a court were to find that, after giving effect to the sale of the Partnership's Assets and the subsequent liquidation of the Partnership, either (a) the Partnership sold its Assets and liquidated with the intent of hindering, delaying or defrauding creditors or (b) the Partnership received less than reasonably equivalent value or consideration in the sale of its Assets and:
(i) was insolvent or rendered insolvent by reason of the sale of the Assets and its subsequent liquidation; (ii) was engaged in a business or transaction for which the assets remaining with the Partnership constituted unreasonably small capital; or (iii) intended to incur, or believed that it would incur debts beyond its ability to pay such debts as they matured, such court may subordinate payments to be made under the Note to presently existing and future indebtedness of the Partnership, direct the repayment of any amounts paid to the Limited Partners to the Partnership's creditors or take other action detrimental to the Limited Partners.

        The measure of insolvency for purposes of determining whether a transfer is avoidable as a fraudulent transfer varies depending on the law of the jurisdiction in which it is being applied. Generally, however, a debtor would be considered insolvent if the sum of all its liabilities, including contingent liabilities, were greater than the value of all its property at a fair valuation, or if the present fair saleable value of the debtor's assets were less than the amount required to repay its probable liabilities on its debts, including contingent liabilities, as they become absolute and matured.

        The Partnership believes that it will receive equivalent value for the Assets. In addition, the Partnership does not believe that it, after giving effect to the sale of the Assets and its subsequent liquidation: (i) was or will be insolvent or rendered insolvent; (ii) was or will be engaged in a business or transaction for which its remaining assets constituted unreasonably small capital; or (iii) intends or intended to incur, or believes or believed that it will or would incur, debts beyond its ability to pay such debts as they mature. These beliefs are based on the fact that the Partnership believes it is receiving equivalent value for its Assets, the fact that the Partnership will be discharging all of its liabilities prior to distributing the balance of the proceeds of the sale of the Assets to the Limited Partners and the fact that the Partnership will not be conducting operations or incurring indebtedness after the distribution to Limited Partners.

TAX CONSIDERATIONS

        There are certain material tax consequences to the Limited Partners resulting from the proposed transaction. See "Federal Income Tax Consequences." In order to avoid the additional expense, the Partnership has not obtained a tax opinion in connection with the proposed transaction. The table below sets forth certain estimated federal income tax consequences per $1,000 investment. The table relates only to persons who purchased units in the initial offering, and does not reflect estimated federal income tax consequences for those persons who received their interests through transfer from other Limited Partners.
        The table below sets forth the amount of long-term capital gain and ordinary income which is expected to result from the disposition of the Assets and the liquidation of the Partnership. The dollar amounts reflect allocations as required pursuant to the Partnership Agreement. As of May 1, 1998, there were 14,735 units of limited partnership interest outstanding at $500 per unit.
        ALL FIGURES SET FORTH IN THE TABLE ARE NECESSARILY IMPRECISE AND REPRESENT ONLY THE GENERAL PARTNERS' ESTIMATE OF CERTAIN TAX EFFECTS, assuming that the Limited Partners have no other capital gains or passive activity transactions. Actual tax consequences will depend on the individual Limited Partner's tax situation. All Limited Partners are strongly encouraged to review the following table, the "Federal Income Tax Consequences" section of this Proxy Statement, and their individual tax situations with their personal tax advisors.

      TAX RESULTS FROM DISPOSITION OF THE ASSETS AND RESULTING LIQUIDATION
                             (PER $1,000 INVESTMENT)


Overall Ordinary Income Per $1,000 Investment (1) (2)..........   $ 620
Overall Long-Term Capital Gain Per $1,000 Investment (2) (3)...   $ 996

----------

(1) Assumes that depreciation recapture per $1,000 investment will be equal to $1,360. Limited Partners may be able to offset some or all of the income with suspended tax basis losses. If those losses are available, a Limited Partner may be entitled to use $739 of suspended tax basis losses per $1,000 investment.

(2) If available, current or suspended passive activity losses from other passive activities (other than suspended tax basis losses) may also be used to offset income or gain.

(3) Aggregate of capital gain and loss from the disposition of assets and liquidation of the Partnership. Assumes that the Limited Partners' remaining basis in the Partnership may be used upon termination of the Partnership to offset capital gain from the disposition of the Assets of $562 per $1,000 investment.

STATE TAX CONSIDERATIONS

   In addition to the federal income tax considerations outlined above, the proposed transaction has state income tax consequences.

        The State of North Carolina, wherein one of the systems comprising the Assets is located, imposes an income tax on the net income earned by nonresident partners from property located in North Carolina or from a business operation conducted in the state of North Carolina. This includes property owned or a business conducted through a partnership, and accordingly will apply to the Limited Partners of the Partnership.

        The Partnership is responsible for reporting each nonresident partner's share of the income derived from North Carolina, and is required to compute and pay the tax due for each nonresident partner. The tax will be based on the income generated by Partnership operations, including the income to be generated by the proposed transaction, as apportioned to North Carolina under state law. The North Carolina tax rates increase on a graduated scale, beginning at 6% up to a maximum tax rate of 7.75%. The Partnership anticipates making the required tax calculations on behalf of each Limited Partner when the North Carolina Partnership Income Tax Return is prepared. The tax paid on behalf of each Limited Partner will be reported on their Schedule K-1 for 1998, and will be treated as cash distributed to the Limited Partner.

        A nonresident partner, other than a corporation, is not required to file a North Carolina income tax return when the only income from North Carolina sources is the nonresident's share of income from a partnership doing business in North Carolina, and the Partnership pays the tax due for the nonresident partner. Accordingly, nonresident Limited Partners who are not corporations will not be required to file a North Carolina income tax return unless they have North Carolina income from sources other than partnerships which have paid the requisite tax on their behalf. However, a Limited Partner may file a North Carolina income tax return if he or she so chooses. If a Limited Partner chooses to file in North Carolina, the tax paid by the Partnership on their behalf may be claimed as a credit towards their North Carolina tax liability.

        THIS IS ONLY A BRIEF SUMMARY OF THE POTENTIAL STATE TAX CONSIDERATIONS OF THE PROPOSED TRANSACTION. LIMITED PARTNERS SHOULD CONSULT THEIR OWN TAX ADVISORS CONCERNING THE APPLICATION OF NORTH CAROLINA INCOME TAX LAWS AND OTHER STATE AND LOCAL LAWS TO THEIR SPECIFIC SITUATION.

       CERTAIN CONSEQUENCES OF LIMITED PARTNERS' DETERMINATION NOT TO SELL

        If a majority in interest of the Limited Partners do not approve the proposed transaction, the Partnership will continue to own and operate the Assets. The General Partners are unable to determine whether the future fair market value of the Assets, and their operating income, will increase over time, or whether future cash flow, refinancings or sales, if any, will yield a return to Limited Partners that is greater than that possible through the proposed transaction. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

                    PROJECTED CASH AVAILABLE FROM LIQUIDATION

        If Closing occurs, the Limited Partners are expected to receive the same amount of cash they would receive if the Assets were sold at the Gross Valuation to an unaffiliated third party in accordance with the procedures described in the Partnership Agreement. However, a sale to a third party could involve significant brokerage commissions and other increased transaction costs which would result in lower net proceeds to the Limited Partners. For example, legal and accounting fees incurred by the Partnership, including assisting in the extensive business, legal, engineering, technical and financial due diligence review customarily undertaken by third party purchasers, as well as preparation and negotiation of transaction documentation, would be likely to exceed the estimated transaction costs set forth on the following page. These expenses would be further compounded if multiple purchasers were required to sell all of the Partnership's assets. Moreover, were the Partnership to retain a broker to solicit one or more purchaser(s), such broker's commission would likely exceed the $25,000 appraisal fee paid to Daniels in this transaction. In the event that the Assets were to be sold to an independent third party at a price in excess of the Gross Valuation, such sale might result in net proceeds to Limited Partners sufficiently higher to offset transaction costs. In any event, if the Closing occurs, the amount of cash distributed to Limited Partners shall not be less than the amount they would receive if the Assets were sold to an unaffiliated third party at the Gross Valuation.

        The table below sets forth the amount of cash projected for distribution to Limited Partners assuming that the Partnership disposes of the Assets based on the Gross Valuation of $35,463,000, without payment of any brokerage commission, and fully liquidates. The projected net cash available assumes that the transaction occurs on December 31, 1997, and thus reflects payments of principal and interest on Partnership indebtedness and certain accrued receipts and costs as of December 31, 1997. As discussed in the preceding paragraph, certain expenses such as appraisal expenses and costs of this proxy solicitation, including legal and accounting costs could be materially different if the transaction involved the sale of the Assets to a third party. Although such expenses will vary depending on the timing and structure of such a transaction, the expenses incurred would likely be equal to or greater than those set forth in the table. Other expenses, such as partnership administrative costs and miscellaneous costs represent expenses which would be incurred by the Partnership regardless of the parties to or structure of a sale of the Partnership's assets. The table also shows projected net cash available for distribution based on a $1,000 capital contribution by a Limited Partner. THE AMOUNT OF CASH ACTUALLY DISTRIBUTED TO THE LIMITED PARTNERS WILL VARY FROM THESE PROJECTIONS. THE AMOUNT OF THE VARIANCE WILL DEPEND UPON A VARIETY OF FACTORS, INCLUDING BUT NOT LIMITED TO THE ACTUAL DATE OF CLOSING, THE RESULTS OF OPERATIONS OF THE PARTNERSHIP PRIOR TO SUCH DATE, AND THE EXTENT OF ANY CURRENTLY UNKNOWN LIABILITIES CONCERNING THE ASSETS AND OPERATIONS OF THE PARTNEERSHIP ARISING ON OR PRIOR TO THE DATE OF CLOSING THAT ACCRUE PRIOR TO SUCH DATE, IN ANY EVENT, THE AMOUNT OF THE VARIANCE COULD BE SIGNIFICANT. IF AT ANY TIME THE MANAGING GENERAL PARTNER BELIEVES THAT THE AMOUNT OF CASH TO BE DISTRIBUTED TO THE LIMITED PARTNERS WILL BE REDUCED BY MORE THAN THREE HUNDRED THOUSAND DOLLARS ($300,000) FROM THESE PROJECTIONS, THE TRANSACTION WILL NOT PROCEED AND CLOSING WILL NOT OCCUR WITHOUT AGAIN OBTAINING APPROVAL OF THE LIMITED PARTNERS. Although there is no maximum quantifiable amount of the variance, the variance has been projected as being up to five percent of the Gross Valuation.

        The figures presented take into account, where applicable, the projected costs associated with the sale of the Assets, including proxy solicitation expenses, and estimated general and administrative and operating expenses. Partnership assets other than the Assets (such as cash on hand and accounts receivable) have been included in the table in computing the projected net cash available. Although the figures are presented on a pro forma basis as if the transaction occurred on December 31, 1997, the General Partners do not anticipate that any events will occur between December 31, 1997 and the Closing date that will materially affect the figures.

                   PROJECTED CASH AVAILABLE IF CLOSING OCCURS

PARTNERSHIP PROJECTED CASH VALUE:
Gross Valuation for Assets (1) ...........................................     $ 35,463,000
Plus (Less):
    Cash on Hand, Receivables & Other Assets (2) .........................          794,001
    Appraisal Expenses (3) ...............................................          (25,000)
    Transaction and Proxy Costs (4) ......................................         (100,000)
    Partnership Administrative Costs (5) .................................         (100,000)
    Debt Repayment to Others (6) .........................................      (21,196,495)
    Miscellaneous Costs (7) ..............................................         (100,000)
    Net Repayments of Debt Through Closing (8) ...........................          550,000
                                                                               ------------
Projected Net Cash Value (9) (10) ........................................       15,285,506
LIMITED PARTNERS' PROJECTED CASH AVAILABLE (10) ..........................       11,901,714
                                                                               ------------
Per $1,000 Capital Contribution - INITIAL DISTRIBUTION FROM CLOSING ......     $        945
Per $1,000 Capital  Contribution  - DISTRIBUTION  FROM FIRST NOTE PAYMENT,
EXCLUDING INTEREST .......................................................              310

Per $1,000 Capital  Contribution  - DISTRIBUTION  FROM FINAL NOTE PAYMENT,
EXCLUDING INTEREST .......................................................              310
Per $1,000 Capital Contribution - PREVIOUSLY RECEIVED CASH DISTRIBUTION ..              755
North  Carolina  Non-Resident  Tax Paid on Behalf of the Limited  Partners
- TREATED AS  A  CASH DISTRIBUTION (THIS APPLIES ONLY TO NORTH CAROLINA
NON-RESIDENT LIMITED PARTNERS) (11) ......................................               51
Per $1,000 Capital  Contribution - AGGREGATE  INTEREST ON FIRST AND SECOND
NOTE PAYMENTS ............................................................               56
                                                                               ------------
TOTAL OVERALL POTENTIAL RETURN OVER THE LIFE OF THE PARTNERSHIP
PER $1,000 LIMITED PARTNER CAPITAL CONTRIBUTION (INCLUDING INTEREST)  ....     $      2,427
                                                                               ============

(1) The sale of the Assets is conditioned upon Northland obtaining financing from an institutional lender sufficient to consummate the sale. Northland does not currently have a commitment for such financing.

(2) Consists of the Partnership's (i) cash on hand of $236,449 (ii) accounts receivable of $427,836, and (iii) prepaid expenses of $129,716, all of which were determined as of December 31, 1997.

(3) Under its agreement with Daniels, the Partnership is obligated to pay Daniels a fee equal to $25,000 and to reimburse Daniels for its out-of-pocket expenses.

(4) Estimated costs of this proxy solicitation and closing of the transaction, including legal fees and expenses of approximately $65,000, printing costs of approximately $25,000, mailing expenses of approximately $7,000, and Security and Exchange Commission filing fees of approximately $3,000. The Partnership will be responsible for all such costs. No auditing or solicitation costs are expected to be incurred in connection with the proposed transaction.

(5) General and administrative, auditing, accounting, legal, reporting and other costs have been estimated through the final distribution, which is assumed to occur in July 2000. It is estimated that approximately $25,000 of this amount will be payable to the Managing General Partner for its services in the dissolution and winding up of the Partnership. Services provided by the Managing General Partner will include ongoing accounting and legal services as well as administrative and investor relations services during the dissolution and winding up of the Partnership. The amount to be paid to the Managing General Partner represents an estimate of the actual cost incurred by the Managing General Partner to provide these services to the Partnership.

(6)   Consists of (i) notes payable of $20,154,766 to the Partnership's lender,
      (ii) management fees of $64,739 payable to the Managing General Partner net of $16,255 due from affiliates, and (iii) accounts payable, accrued expenses and other liabilities of $993,245, all of which were determined as of December 31, 1997.

(7) Estimated amount to be set aside to cover unrecorded liabilities that may exist at closing.

(8) Represents scheduled amortization of notes payable of $375,000 due March 31 and June 30, 1998, net of anticipated borrowings of $200,000 subsequent to December 31, 1997.

(9) "Projected Net Cash Value" includes the Partners' distributive share of cash and the value of Northland's in-kind distribution of assets.

(10) The difference between "Projected Net Cash Value" and "Limited Partners' Projected Cash Available" represents the projected value of (i) the assets distributed to Northland in-kind, plus the Managing General Partner's share of non-system assets, including stock in Corsicana Media, less the Managing General Partner's share of liabilities, and (ii) the projected cash available for distribution to the Administrative General Partner, all as such General Partners' shares are determined after the Limited Partners receive 100% return on their aggregate capital contributions. The tables below are illustrative:

      Excess of Limited Partners' Capital Contributions over Prior Cash
      Distributions:

                                                     PER $1,000
                                           PER UNIT  INVESTMENT    AGGREGATE
                                           --------  ----------    ---------
     Original Capital Contribution ..     $   500.00   $1,000     $7,367,500
     Prior Cash Distributions .......     $   377.50   $  755      5,562,462
                                          ----------   ------     ----------

     Excess .........................     $   122.50   $  245     $1,805,038
                                          ==========   ======     ==========

     Projected Net Cash Value                                                               $ 15,285,506

     Distribution  to the  General  Partners  equal to 1.01% of the  excess of  capital
     contributions over prior cash distributions pursuant to Section 16(d)(3)                    (18,233)

     Projected  value of assets  distributed  to the  General  Partners  less  share of liabilities as determined  after the Limited Partners receive 100% return on their
     aggregate capital contributions pursuant to Section 16(d)(5)                             (3,365,559)

     Limited Partners Projected Cash Available                                              $ 11,901,714
                                                                                            ============

   Distribution of Projected Net Cash Value:

                                                      GENERAL      LIMITED
                                                     PARTNERS      PARTNERS          TOTAL
                                                   ----------     -----------     -----------
     Section 16(d)(3):  Distributions to
       Limited Partners equal to the excess of
       capital contributions over prior cash
       distributions ($122.50 per limited
       partnership unit)                           $       --     $ 1,805,038     $ 1,805,038
     Section 16(d)(4):  Distributions to
       the General Partners equal to 1.01%
       of the amount distributable pursuant
       to Section 16(d)(3)                             18,233              --          18,233
     Section 16(d)(5): Balance
       distributed 75% to the Limited
       Partners and 25% to the
           General Partner                          3,365,559      10,096,676      13,462,235
                                                   ----------     -----------     -----------
          Distribution of Projected
            Net Cash Value                         $3,383,792     $11,901,714     $15,285,506
                                                   ==========     ===========     ===========

(11)  See "Certain Consequences of the Transaction -- State Tax Considerations."

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                AND RESULTS OF OPERATIONS OF THE LIMITED PARTNERSHIP
GENERAL

        The purpose of the proposed transaction is to provide Limited Partners the opportunity to receive significant cash distributions upon the disposition of the Assets. The proposed transaction is not a result of insufficient working capital or declining results of operations. It is the opinion of the General Partners that the Partnership's operations provide sufficient capital resources to maintain its current operations on an ongoing basis. The Partnership has historically generated significant net losses due, in part, to non-cash charges to income for depreciation and amortization. Prior to the deduction for these non-cash items, the Partnership has generated sufficient operating income to service its debt and achieve certain levels of cash distributions to Limited Partners in prior years. Although quarterly cash distributions are not currently being made to Limited Partners, it is anticipated that quarterly distributions could possibly be reinstated in the future if the proposed transaction is not consummated. The amounts and timing of such future distributions are dependent in part on the Partnership's ability to increase cash flow from operations.

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

   As of December 31, 1997 the Assets served approximately 22,840 basic subscribers, 8,805 premium subscribers and 10,680 tier subscribers.

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

        The following table displays historical average rate information for various services offered by the Partnership's systems (amounts per subscriber per month):

                               1996       1995       1994       1993        1992
                               ----       ----       ----       ----        ----
Basic Rate ..............     $22.10     $20.85     $20.15     $19.90     $19.20
Tier Rate ...............       7.05       5.35       3.80       3.25       2.20
HBO Rate ................      11.70      11.30      10.75      10.75       9.65
Cinemax Rate ............       6.80       7.00       7.15       7.35       7.50
Showtime Rate ...........      10.85      10.95      10.50      10.50       8.50
Movie Channel Rate ......       8.70       9.00       8.50       8.50       8.50
Disney Rate .............       8.15       7.75       7.50       7.50       7.50
Additional Outlet Rate...         --         --         --         --       3.56
Service Contract Rate....       2.75       2.90       3.10       3.15         --

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

        The Partnership manages its exposure to changes in interest rates by entering into certain fixed rate agreements with its lender. As of the date of this filing, interest rates on amounts outstanding under the credit facility are as follows: $14,823,212 fixed at a LIBOR rate of 8.53% expiring March 31, 1998; $5,131,554 fixed at a LIBOR rate of 8.34% expiring June 30, 1998; and $200,000 bearing interest at a floating rate, currently 9.875%. These rates include a margin paid to the lender, currently 2.625% for fixed rates and 1.375% for floating rates, which may increase or decrease depending on the Partnership's ratio of debt to annualized operating cash flow.

CAPITAL EXPENDITURES

        During 1996, the Partnership incurred approximately $1,016,000 on capital expenditures. These expenditures include fiber interconnection and system repair from ice storm damage in the Forest City System, a tier launch in the Corsicana System and vehicle replacements in various systems.

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

        Should the Partnership continue operating it is expected that significant capital expenditures would be required to continue the upgrading of its systems in order to expand channel capacity and improve reliability. These expenditures would allow the Partnership to remain competitive with other video service providers such as DBS as well as generate additional revenue through the launch of new or expanded services. Although the total cost of these upgrades and the time span over which they would occur have not been determined, the Managing General Partner believes the Partnership could finance these expenditures from cash provided from operations and moderate borrowings under a bank loan facility. It is not expected that these expenditures and any resulting debt incurred would have a material adverse effect on the Partnership's results of operation or financial condition.

YEAR 2000 ISSUES

        The efficient operation of the Partnership's business is dependent in part on its computer software programs and operating systems (collectively, "Programs and Systems"). These Programs and Systems are used in several key areas of the Partnership's business, including subscriber billing and collections and financial reporting. The Managing General Partner has evaluated the Programs and Systems utilized in the conduct of the Partnership's business for the purpose of identifying Year 2000 compliance problems. Failure to remedy these issues could adversely affect the ability of the Partnership to timely bill its subscribers for service provided and properly report its financial condition and results of operations which could have a material impact on its liquidity and capital resources.

        The Programs and Systems utilized in subscriber billing and collections have been modified to address Year 2000 compliance issues. These modifications are currently in the process of being installed in the Partnership's various billing sites. The Partnership expects this implementation to be completed by the end of 1998. The Managing General Partner is currently in the process of replacing Programs and Systems related to financial reporting to resolve Year 2000 compliance issues which is expected to be completed by the end of 1998. The aggregate cost to the Partnership to address Year 2000 compliance issues is not expected to be material to its results of operations, liquidity and capital resources.

               SELECTED FINANCIAL DATA AND MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                   OPERATIONS OF THE MANAGING GENERAL PARTNER

GENERAL

        Northland is the managing general partner of the Partnership and four other affiliated limited partnerships which collectively own and operate cable television systems in Washington, Texas, Mississippi, South Carolina, North Carolina, Alabama and Georgia. Northland Cable Properties, Inc. ("NCPI"), a wholly owned subsidiary of Northland, was formed in 1995 to own and operate cable television systems.

        Northland receives a fee in its capacity as managing general partner of the five limited partnerships (including the Partnership) and from management fees paid by NCPI, which fees range from 5% to 6% of the managed entity's gross revenues, excluding any revenues from the sale of cable television systems or franchises by such entities. The management fee revenue derived from providing management services to the limited partnerships and NCPI, together with expenses associated with providing such services, are hereinafter referred to as "Management Operations." Revenues and expenses associated with the operations of NCPI (exclusive of management fees paid by NCPI) are hereinafter referred to as "Cable Operations."

        The Note will constitute an obligation of Northland and will not be an obligation of, or guaranteed by, NCPI. Therefore, Northland's ability to pay the
Note is dependent on the results of its Management Operations without giving effect to NCPI's Cable Operations (other than management fees payable by NCPI to Northland with respect thereto).

Selected Financial Data

                                                                  Year Ended December 31,
                                       ----------------------------------------------------------------------------
                                          1997             1996             1995            1994           1993
                                      -----------      -----------      -----------      ----------     -----------
Income Statement Data:

Management Operations:
    Revenues(1)                       $ 2,171,668      $ 2,486,875      $ 2,061,528      $2,182,266     $ 2,080,645
    General and Administrative
        Expenses(2)                       681,536          313,076          193,863         501,148         424,732
    Depreciation and Amortization         124,614          104,267           93,890          98,596         100,392
    Interest Expense                      216,531               --               --          55,877         103,076
                                      -----------      -----------      -----------      ----------     -----------
    Income from Management
        Operations                      1,148,987        2,069,532        1,773,775       1,526,645       1,452,445
                                      -----------      -----------      -----------      ----------     -----------
Cable Operations:(3)
    Revenues                            9,865,545        1,460,094          863,274              --              --
    Operating Expenses                  4,992,141          770,792          428,077              --              --
    Depreciation and Amortization       3,344,588          424,216          260,198              --              --
    Interest Expense                    2,338,553          254,539          156,624              --              --
                                      -----------      -----------      -----------      ----------     -----------
    Income (Loss) From Cable
        Operations                       (809,737)          10,547           18,375              --              --
                                      -----------      -----------      -----------      ----------     -----------
Income from Operations(3)                 339,250        2,080,079        1,792,150       1,526,645       1,452,445
Other Income (Expense)(4)                (350,543)        (745,244)        (211,279)      1,959,548        (430,025)
                                      -----------      -----------      -----------      ----------     -----------
Net Income (Loss)                     $   (11,293)     $ 1,334,835      $ 1,580,871      $3,486,193     $ 1,022,420
                                      ===========      ===========      ===========      ==========     ===========

(1) Revenues from Management Operations do not reflect management fees earned from NCPI of $490,619 and $70,038 for 1997 and 1996, respectively, as they are eliminated on consolidation.

(2) General and Administrative Expenses do not reflect expenses allocated to NCPI of $414,533 and $103,061 in 1997 and 1996, respectively, as they are eliminated on consolidation.

(3) Revenue and expense from Cable Operations, although reflected herein, is derived from Cable Operations conducted by NCPI. Because the Note will not be an obligation of, or guaranteed by, NCPI, such amounts will not impact Northland's ability to pay the Note.

(4) Substantially all of these amounts represent non-cash items related principally to provisions in lieu of federal income tax, which Northland has not been obligated to pay in any of the periods reflected. The other income reflected in the year ended December 31, 1994 results from gain associated with the sale of certain managed cable television systems in that year.

RESULTS OF MANAGEMENT OPERATIONS 1997 AND 1996
        Revenues totaled $2,171,668 in 1997 representing a decline of $315,207 or approximately 13% from 1996. This is primarily a result of NCPI's January 1997 purchase of the assets of Northland Cable Properties Four Limited Partnership ("NCP Four"), a limited partnership previously managed by Northland. As a result of this acquisition Northland no longer earned management fees from NCP Four and began earning management fees from NCPI equal to 5% of the gross revenues generated from these assets. Management fees earned in 1997 and 1996 from NCPI of $490,619 and $70,038, respectively, are not reflected in the Selected Financial Data above, as they are eliminated in consolidation. Excluding the effects of this elimination, revenues from Management Operations totaled $2,662,287 and $2,556,913 for 1997 and 1996, respectively, a 4%
increase.

        General and administrative expenses totaled $681,536 in 1997 representing an increase of $368,460, or approximately 118%, over 1996. This increase is primarily attributable to NCPI's acquisition of NCP Four's assets in January, 1997. Prior to this acquisition certain general and administrative expenses were allocated to NCP Four and effectively reduced the net expenses incurred in Management Operations. Expenses allocated to NCPI of $414,533 and $103,061 in 1997 and 1996, respectively, are not reflected in the Selected Financial Data above as they are eliminated in consolidation. Excluding the effects of this elimination, general and administrative expenses from Management Operations totaled $267,003 and $210,015 for 1997 and 1996, respectively, a 27% increase. This increase is attributable to employment agency fees paid in 1997, expenses associated with a new telephone system and an increase in office supplies expense.

        Depreciation and amortization totaled $124,614 in 1997 representing an increase of $20,347, or 20%, over the 1996 figure of $104,267. This increase is attributable to depreciation expense on assets placed into service in late 1996 and during 1997, consisting mainly of office furniture and equipment.

        Interest Expense totaled $216,531 in 1997 compared with no interest expense in 1996. The 1997 expense relates to a note payable issued in connection with the acquisition of NCP Four's assets in the aggregate amount of $3,936,925 (the "NCP Four Note").

        Income from Management Operations totaled $1,148,987 in 1997 representing a decline of $920,545, or 44%, from 1996. Excluding the effects of the eliminations of management fee revenue and general and administrative expenses discussed above, income from Management Operations totaled $2,054,139 and $2,242,631 for 1997 and 1996, respectively. This decline is primarily a result of the aforementioned interest expense.

LIQUIDITY AND CAPITAL RESOURCES
        Northland's sole sources of liquidity from its Management Operations are cash on hand, funds provided from management fees earned from both managed limited partnerships and its wholly-owned subsidiary, NCPI and realization of receivables. Of the $2,662,287 management fees earned in 1997, $2,171,668, or 82%, was earned from limited partnerships and $490,619, or 18%, was earned from NCPI. Additionally, excluding NCPI, Northland had cash on had totaling $2,207,046 as of December 31, 1997.
        Under the terms of the NCP Four Note, Northland is obligated to make two installments each in the amount of $1,968,000 plus accrued interest at 6% per annum in February 1998 and 1999. Additionally, under the terms of the proposed transaction, Northland will assume the Note which has a projected principal amount of $4,500,000 and will be payable in two equal annual installments plus interest at 6% commencing on the first anniversary date of the Closing. It is expected that cash provided from Management Operations will be sufficient to repay amounts outstanding under the NCP Four Note and the Note to be issued in connection with the proposed transaction.

                         FEDERAL INCOME TAX CONSEQUENCES

        The following constitutes a general summary of the financial income tax consequences of a disposition of Partnership assets. This summary is based upon the Internal Revenue Code of 1986 (the "Code"), as amended by the Revenue Act of 1987, the Technical and Miscellaneous Revenue Act of 1988, the Omnibus Budget Reconciliation Act of 1989, the Omnibus Budget Reconciliation Act of 1990, the Revenue Reconciliation Act of 1993, the Small Business Jobs Protection, Health Insurance Portability and Accountability, and Personal Responsibility and Work Opportunity Reconciliation Acts of 1996 (the "1996 Acts"), and the Taxpayer Relief Act of 1997 (collectively referred to as the "Tax Acts"). It is not possible to discuss all of the provisions of the Code and the Tax Acts in this Proxy Statement. Moreover, in many areas the Code and Tax Acts specifically authorize the Treasury Department to promulgate regulations to govern certain transactions and it is not known what positions any such regulations not yet issued will take. In addition, since the proposed transaction is not expected to close until July 1998, Congress could pass further legislation effective in 1998 that could significantly change the tax consequences of the proposed transaction from that discussed below. The following constitutes a general summary of some of the provisions of the Tax Acts. The following discussion of tax consequences represents the Managing General Partner's best knowledge and belief, based upon its experience in reporting the tax consequences of cable system operations and of transactions similar to the disposition of assets described in this Proxy to various tax authorities. The Managing General Partner has not sought, nor will it receive, a legal opinion as to the matters discussed below. ALL LIMITED PARTNERS ARE STRONGLY ENCOURAGED TO REVIEW THE CODE, THE TAX ACTS, AND THE "FEDERAL INCOME TAX CONSEQUENCES" SECTION OF THIS PROXY STATEMENT WITH THEIR PERSONAL TAX ADVISORS.

TAX CONSEQUENCES OF DISPOSITION OF THE ASSETS AND LIQUIDATION OF PARTNERSHIP

        Upon the disposition of the Assets, taxable income will be recognized by the Partnership to the extent that the amount of proceeds received from such disposition exceeds the adjusted tax basis of the assets disposed of. The taxable gain from the sale will be allocated among the Partners in accordance with the Partnership Agreement. The allocation of gain to the Limited Partners will increase each Limited Partner's adjusted tax basis in the Partnership and increase his or her "amount at risk" with respect to the Partnership's activity. Accordingly, a Limited Partner will be entitled to deduct, up to the amount of the gain, "suspended tax basis losses" which were allocated to him or her in previous years but were nondeductible in those years because of tax basis limitations on the deductibility of those losses. In addition, suspended or current passive activity losses from other passive activities of the taxpayer may be used to offset gain from the disposition of the Assets. See "Tax Consequences of a Decision Not to Sell" below for a discussion of passive activity loss limitations and suspended losses. To the General Partner's best knowledge and belief, such allocations will have "substantial economic effect," as required by regulations issued by the Treasury Department. In the event the IRS should prevail in any contention that the taxable gain from the sale should be allocated differently from the manner reported by the General Partner, the amounts of capital gain (or loss) and ordinary income (or loss) of the Limited Partners would be adjusted in equal offsetting amounts.

        The Assets being sold by the Partnership will be treated as "Section 1231 assets" and, therefore, a Partner's share of gain or loss on the sale of the Assets will be combined with any other Section 1231 gain or loss incurred by that Partner in that taxable year and his or her net Section 1231 gain or loss will be taxed as capital gain or ordinary loss, as the case may be. However,
Section 1231 gain will be converted into ordinary income to the extent the taxpayer has net Section 1231 losses in the five most recent tax years ("non-recaptured net Section 1231 losses"). The tax treatment of Section 1231 gains will depend on the tax situation of each individual Limited Partner. In addition, cost recovery deductions which have been taken with respect to the Assets will be subject to recapture as ordinary income upon the sale to the extent of gain on the sale, and each Limited Partner will be allocated a share of recapture in proportion to the amount of depreciation giving rise to the recapture which was allocated to the Limited Partner. A Limited Partner will also recognize gain or loss upon the liquidation of the Partnership following the disposition of the Assets to the extent that the cash distributed in the liquidation exceeds or is less than the Limited Partner's adjusted tax basis in his or her Partnership interest. See "Other Tax Law Changes" below for a discussion of the applicable tax rates for ordinary income and capital gains.

        Neither the Partnership nor any partner is allowed to deduct or to amortize the amounts paid for syndication expenses, that is, amounts which were paid or incurred by the Partnership in connection with the issuance and marketing of the units of limited partnership interest, including sales commission costs. Upon liquidation of the Partnership, the Treasury Regulations provide that the Partnership may not deduct the capitalized syndication expenses. However, there is uncertainty in the law concerning whether the Limited Partners may claim a capital loss for the remaining portion of their tax basis in the Partnership which is attributable to the capitalized syndication costs. For purposes of the calculations presented in the "Tax Results from Sale of the Assets" section of this Proxy Statement, the General Partners have assumed that the Limited Partners' remaining basis in the Partnership may be used upon the termination of the Partnership to offset capital gain from the sale of the Assets. The Internal Revenue Service (the "IRS") may contend, however, that the Limited Partners are not entitled to claim such a capital loss because they should have reduced their basis in their Partnership interests for the syndication fees, as expenditures of the Partnership which are not deductible in computing its taxable income and not properly chargeable to capital accounts, and the IRS may, in fact, contend that the Limited Partners should recognize an additional amount of capital gain. EACH INDIVIDUAL LIMITED PARTNER SHOULD CONSULT WITH HIS OR HER INDIVIDUAL TAX ADVISOR WITH RESPECT TO HIS OR HER TREATMENT OF SYNDICATION COSTS UPON TERMINATION OF THE PARTNERSHIP.

        If the Internal Revenue Service were to argue successfully that the allocations of taxable income among the Partners should differ from the allocations that would be reported on the Partnership tax returns, the amounts of ordinary income and loss and capital gain and loss reported by the Partners would change. The Managing General Partner believes any such change would not have a material adverse effect upon the Partners.

        Northland Communications Corporation, the Managing General Partner, will not recognize any gain or loss upon the disposition of the Assets. The Partnership will distribute in-kind to Northland the undivided portion of the Assets that are attributable to their interest in the Partnership, and Northland will assume operating control of the disposed Assets and the Assets distributed in-kind.

UNRELATED BUSINESS TAXABLE INCOME

        Unrelated business taxable income ("UBTI") will be generated by the sale of the Assets to Limited Partners that are qualified retirement plans and tax exempt trusts ("Plans") as defined by the Code and subject to the Employment Retirement Income Security Act of 1974 (i.e., IRAs, Keoghs, Pension Plans, etc.).

        Generally, partnership allocations of ordinary income, Section 1231 gains, and capital gains will result in UBTI to Plans and generate an unrelated business income tax. The Code allows an exempt entity a specific deduction for UBTI of up to $1,000 per year and thus, the annual UBTI generated by the Plan will be taxed to the extent it exceeds $1,000. In addition, should the Plan have net operating loss and suspended basis loss carryovers, the UBTI may be reduced by these carryover losses first.

        To illustrate the impact of UBTI to Plans as the result of the proposed sale of the Partnership assets, the following is an analysis which assumes that a $5,000 IRA investment is the sole UBTI investment of the IRA. It is also assumed that a limited partner has properly reflected the use of net operating loss carryovers generated in the early years of the partnership, has properly limited losses recognized to the extent of the tax basis in the partnership interest and has properly recognized UBTI with respect to cash distributions in excess of basis.

                    INITIAL NCP-FIVE IRA INVESTMENT -- $5,000

     Cash  distributions received over the life of the
     partnership excluding interest payments in 1999
     and 2000 ($2,371 per $1,000 investment) .........     $ 11,855
     UBTI tax liability - 1998 .......................       (1,588)
                                                           --------
     NET CASH AFTER TAXES TO IRA INVESTOR ............     $ 10,267
                                                           ========

   This analysis indicates that due to loss carryovers and the annual UBTI exemption referred to above, an IRA investor would not be subject to UBTI tax until the year of sale (1998). In addition, should the IRA be able to utilize a capital loss in 1998, the remaining basis in the partnership in the year of termination (1998) would result in a $230 tax benefit due to the capital loss (not shown).

TAX CONSEQUENCES OF A DECISION NOT TO SELL

        The general consequences of a decision not to sell and to continue to operate as a Partnership are that each Limited Partner will continue to be allocated their share of the Partnership's income, deduction, gain and loss, and will be distributed their share of cash available for distribution, as determined under the Partnership Agreement. In general, income or loss from operations of the Partnership constitute ordinary income or loss, and are allocated to Limited Partners in accordance with the Partnership Agreement. Cash distributions to Limited Partners are not taxable unless they exceed the adjusted tax basis of the Limited Partner's Partnership interest. Further, Limited Partners may not deduct losses allocated to them to the extent the losses exceed the adjusted tax basis of their Partnership interest. These unused losses may be carried forward and utilized in future years, subject to the same limitation based on the tax basis of the Partnership interest.

        With respect to the deductibility of Partnership losses by a Limited Partner, the Code does not allow a taxpayer to use losses and credits from a business activity in which he or she does not materially participate (e.g., a limited partner in a limited partnership) to offset other income such as salary, active business income, dividends, interest, royalties and investment capital gains. However, such passive activity losses can be used to offset passive activity taxable income from another limited partnership. In addition, disallowed losses and credits from one tax year may be suspended and carried forward by a taxpayer indefinitely and used to offset income from passive activities in the future. The disallowed losses will also be allowed in full when the taxpayer recognizes gain or loss upon a taxable disposition of his or her entire interest in the passive activity. Limited Partners should also note that the Treasury Department prescribed regulations which will recharacterize certain income as "portfolio" income and restrict the offset of that income by losses from a passive activity. These regulations could impact the use of passive activity losses or income from the Partnership. For example, the Treasury Department has issued regulations holding that interest earned on Partnership cash balances represents portfolio income, and thus may not be offset by passive activity losses.

        LIMITED PARTNERS SHOULD ALSO NOTE THAT THE EFFECT OF PASSIVE ACTIVITY LOSS LIMITATIONS MAY VARY FROM ONE TAXPAYER TO ANOTHER DEPENDING UPON HIS OR HER INDIVIDUAL TAX SITUATION. THEREFORE, EACH LIMITED PARTNER SHOULD CONSULT HIS OR HER OWN PROFESSIONAL TAX ADVISOR WITH RESPECT TO THE APPLICATION OF THE PASSIVE ACTIVITY LOSS LIMITATIONS TO HIS OR HER PARTICULAR TAX SITUATION.

        With respect to the recovery of capital expenditures, eligible personal property placed in service after December 31, 1986 is assigned to a three-year class, five-year class, seven-year class, ten-year class, or twenty-year class. The depreciation method applicable to the three-year, five-year, seven-year and ten-year classes is the 200 percent declining balance method. The cost of non-residential real property is recovered using the straight-line method over 39 years. Partnership equipment which is placed in service after December 31, 1986 is classified as seven-year or five-year property and the purchase price for that equipment is depreciated over the applicable period.

        The Code has eliminated the investment tax credit for all property placed in service after December 31, 1985, subject to certain transitional rules which do not currently apply to the Partnership.

OTHER TAX LAW CHANGES

        The Code and Tax Acts generally provides for five taxable income brackets and five tax rates (15%, 28%, 31%, 36%, and 39.6%) for years after 1992. The benefits of certain itemized deductions and personal exemptions are phased out for certain higher income taxpayers. Capital gain income, including net Section 1231 gains treated as capital gains, may receive favorable tax treatment as discussed below.

        The Taxpayer Relief Act of 1997 significantly changed the tax treatment of capital gain income for noncorporate taxpayers. Capital gains from sales of certain property held more than one year are now taxed at maximum tax rates that vary from 10% to 28%, depending on the type of property sold, the taxpayer's marginal tax rate, and the holding period of the property. In summary, capital gain assets held for more than 18 months ("long-term gains") are taxed at a maximum tax rate of 20% for taxpayers otherwise in the 28% or higher tax bracket. The maximum tax rate is 10% for such gains that would otherwise be taxed at the taxpayer's 15% tax bracket. Capital gain assets held for more than one year but not more than 18 months ("mid-term gains") are taxed at a maximum tax rate of 28%. Capital gain assets held for one year or less continue to be taxed at the taxpayer's ordinary income tax rate, as was the case under prior law. Finally, long-term capital gains from the sale of depreciable real estate are taxed at a maximum tax rate of 25% to the extent the gain is not attributable to prior depreciation deductions recaptured as ordinary income under the depreciation recapture rules.

        The large majority of the Partnership's assets will have been held by the Partnership for more than 18 months at the time of the proposed transaction. Therefore the capital gain income (including the Section 1231 gains) recognized by the Limited Partners will constitute long-term gains eligible for the 20% or 10% tax rates, as applicable. As discussed above, to the extent a Limited Partner has non-recaptured net Section 1231 losses, his or her Section 1231 gain will be treated as ordinary income and will not receive the favorable capital gain tax rates. Also as discussed above, gain attributable to prior depreciation and amortization deductions will be taxed as ordinary income under the depreciation recapture rules. Finally, a small portion of the Partnership gain may be attributable to depreciable real estate that would be eligible for the 25% tax rate.

        The Tax Acts increased the alternative minimum tax rate from 24% to 26% and 28%, depending on the level of the alternative minimum taxable income. The favorable capital gain tax rates discussed above also apply for alternative minimum tax purposes. The Tax Acts also expanded the tax preference items included in the alternative minimum tax calculation. Accelerated depreciation on all property placed in service after 1986 is a preference to the extent different from alternative depreciation (using the 150 percent declining balance method over longer lives for personal property). Certain other tax preferences also have been modified and new preference items added. The alternative minimum tax exemption amount is increased to $45,000 for joint filers and $33,750 for unmarried individuals. A taxpayer paying alternative minimum tax after 1986 is allowed a tax credit for the alternative minimum tax liability attributable to timing differences. In general, this minimum tax credit can be carried forward and used against the taxpayer's regular tax liability to the extent the taxpayer's regular tax liability exceeds his or her minimum tax liability.

        An individual taxpayer generally is not allowed a deduction for investment interest expense in excess of net investment income. Net investment income generally includes interest, dividends, annuities, royalties and short-term capital gains, less expenses attributable to the production of such income. Long-term capital gains from investment property are not generally included in net investment income, however a taxpayer may elect to forego the favorable tax rates available for long-term gains and include them in net investment income. Investment interest expense includes all interest paid or accrued on indebtedness incurred or continued to purchase or carry property held for investment. Investment interest does not include interest that is taken into account in determining a taxpayer's income or loss from a passive activity provided, however, that interest expense which is properly attributable to portfolio income from the passive activity is treated as investment interest.

        Personal interest is not deductible except for interest expense for debt incurred on a taxpayer's principal or second residence, subject to certain restrictions. In Notice 89-35, the IRS ruled that, in general, the character of debt incurred by a partnership to make distributions to partners would be determined by the use of the distributed proceeds by the partners unless the partnership elects to allocate the distributed debt and related interest expense to one or more partnership expenditures made during the year of the distribution. The election is not available to the extent the distributed debt proceeds exceed partnership expenditures during the year.

        See "Tax Consequences of a Decision Not to Sell" above for discussion of passive activity loss limitations, changes in depreciation and elimination of investment tax credit.

                              CONFLICTS OF INTEREST

FIDUCIARY RESPONSIBILITIES

        The General Partners are accountable to the Partnership as fiduciaries and consequently must exercise good faith in the resolution of any conflicts of interest and in handling the Partnership's business. Their fiduciary duties arise out of state law. The extent of a general partner's fiduciary responsibilities is a changing area of the law, and Limited Partners who have questions concerning these responsibilities should consult with their own counsel. In discharging their obligations to the Partnership, the General Partners must take into account the specific duties, obligations and limitations imposed upon them by the Partnership Agreement.

CONFLICTS OF INTEREST

        The General Partners are subject to substantial conflicts of interest arising out of their relationship with the Partnership and the proposed transaction.

        For example, assuming that the requisite approval of Limited Partners is obtained, Northland will be granted the right to acquire the Assets from the Partnership. The terms of the transaction have been determined by the General Partners. Neither the Administrative General Partner nor any affiliate of the Administrative General Partner will be granted any right to acquire Assets. The Managing General Partner has faced a substantial conflict of interest in determining such terms. In addition, the Managing General Partner faced a significant conflict of interest in determining not to solicit bids from independent third parties, but to propose that it acquire the Assets itself.

        Notwithstanding the factors described above under "Proposed Transaction -- Market Factors," the fair market value and net cash flow of the Assets may increase over time. Therefore, it is possible that Limited Partners would receive a greater return on their investment if the Partnership continues to own and operate the Assets, instead of consummating the proposed transaction. Similarly, if the Assets are acquired by Northland, Northland may experience a rate of return on its investment in excess of that experienced by the Partnership. Northland currently owns other cable television systems in the vicinity of all but one of the systems comprising the Assets, which will afford Northland the opportunity to take advantage of certain economies of scale and potentially make the Assets a more valuable asset to Northland. Alternatively, it is possible that, subsequent to the Closing, Northland may receive a bid from one or more third parties that exceeds the appraised value of the Assets.

        Based upon experience in the cable television industry, as well as general familiarity with industry news as reported by trade journals, the General Partners believe that the appraised fair market value of the Assets as determined by Daniels is fair and reasonable. Although the General Partners believe that the Gross Valuation for the Assets is fair and reasonable, and that the disposition of the Assets in accordance with the terms and conditions described in this Proxy Statement will assist the Partnership in meeting its investment objectives, the General Partners have faced substantial conflicts of interest in determining to present these proposals to the Limited Partners. There can also be no assurance that the Limited Partners would not receive a greater return on their investment if the General Partners solicited bids for the Assets from third parties.

        Although Daniels, the appraiser of the Assets, is not affiliated with the General Partners or the Partnership, Northland and its affiliates have entered into material contracts with Daniels for the purchase or sale of cable television systems in transactions where Daniels or its affiliates acted either as broker or as principal. On February 11, 1998 the Managing General Partner, on behalf of Northland Cable Properties Six Limited Partnership, Northland Cable Properties Eight Limited Partnership and NCPI, entered into a contract with Daniels whereby Daniels was retained to act as a broker in the sale of certain cable systems owned by such affiliates. The agreement provides that Daniels will be reimbursed for certain expenses and will receive a commission equal to approximately 3% of the sale price of the assets. It is anticipated that the assets to be sold will have an aggregate purchase price of over $6 million. However, because the assets have not yet been sold, the commission payable cannot be accurately estimated but is anticipated to be approximately $200,000. In addition, the General Partners expect that Northland and its affiliates will enter into similar transactions with Daniels or its affiliates in the future. Because the Limited Partners have not and will not participate in either the appraisal process or the selection of Daniels as the appraiser, there can be no assurance that a different appraisal procedure or a different appraiser would not generate a higher valuation of the Assets.

        The 30 units of limited partnership interest held and voted by the General Partners or their affiliates will not be included in determining whether the requisite approval has been obtained. Both General Partners will receive substantial distributions (in cash or in kind) upon consummation of the proposed transaction. See "Projected Cash Available from Liquidation."

        The General Partners have not retained and do not intend to retain an unaffiliated representative to act on behalf of the Limited Partners for the purpose of negotiating the terms, or preparing a report or opinion concerning the fairness of, the proposed transaction.

CERTAIN PAYMENTS TO THE MANAGING GENERAL PARTNER

        In connection with the proposed transaction, the Managing General Partner estimates that approximately $25,000 will be payable to it for partnership administrative costs, for its services in the dissolution and winding up of the Partnership. Services provided by the Managing General Partner will include ongoing accounting and legal services as well as administrative and investor relations services during the dissolution and winding up of the Partnership. The amount to be paid to the Managing General Partner represents an estimate of the actual cost incurred by the Managing General Partner to provide these services to the Partnership. In addition, in connection with the payment of the Partnership's liabilities from the proceeds of the transaction, the Managing General Partner will be paid accrued but unpaid management fees in the amount of $64,739. See "Projected Cash Available From Liquidation - Projected Cash Available If Closing Occurs" and notes thereto.

                 OVERVIEW OF PARTNERSHIP BUSINESS AND PROPERTIES

BUSINESS

        The Partnership is a Washington limited partnership consisting of two General Partners and approximately 995 Limited Partners as of January 1, 1998. Northland Communications Corporation, a Washington corporation, is the Managing General Partner of the Partnership. FN Equities Joint Venture, a California general partnership, is the Administrative General Partner of the Partnership.

        Northland was formed in March 1981 and is principally involved in the ownership and management of cable television systems. Northland currently manages the operations and is the general partner for cable television systems owned by 5 limited partnerships. Northland is also the parent company of Northland Cable Properties, Inc. which was formed in the February 1995 and is principally involved in direct ownership of cable television systems. Northland is a subsidiary of Northland Telecommunications Corporation ("NTC").
Other subsidiaries, direct and indirect, of NTC include:

        NORTHLAND CABLE TELEVISION, INC. - formed in October 1985 and principally involved in the direct ownership of cable television systems. Sole shareholder of Northland Cable News, Inc.

        NORTHLAND CABLE NEWS, INC. - formed in May 1994 and principally involved in the production and development of local news, sports and informational programming.

        NORTHLAND CABLE SERVICES CORPORATION - formed in August 1993 and principally involved in the development and production of computer software used in billing and financial record keeping for Northland-affiliated cable systems. Sole shareholder of Cable Ad-Concepts, Inc.

        CABLE AD-CONCEPTS, INC. - formed in November 1993 and principally involved in the sale, development and production of video commercial advertisements that are cablecast on Northland-affiliated cable systems.

        NORTHLAND MEDIA, INC. - formed in April 1995 as the holding company for Statesboro Media, Inc.:

        STATESBORO MEDIA, INC. - formed in April 1995 and principally involved in operating an AM radio station serving the community of Statesboro, Georgia and surrounding areas.

        The Partnership was formed on August 19, 1985 and began operations in 1985 with the acquisition of a cable television system serving several communities and contiguous areas surrounding Cedar Creek Lake, Texas. In 1986, the Partnership purchased cable television systems located in Lamesa, Texas and surrounding areas, and in western North Carolina. In September 1994 the Partnership purchased a cable television system in Corsicana, Texas. In December 1995, the Partnership acquired television systems serving communities in the Ellenboro, Bostic, Gilkey and Harris, North Carolina areas (which systems were previously described as the "Phoenix Systems,") but for operational purposes are now part of the Forest City System. As of December 31, 1997, the total number of basic subscribers served by the systems comprising the Assets was approximately 22,840, and the Partnership's penetration rate (basic subscribers as a percentage of homes passed) was approximately 60% as compared to an industry average of approximately 68%, as reported by Paul Kagan Associates, Inc.

        In August 1994, the Partnership formed Corsicana Media, Inc., a Washington corporation and wholly owned subsidiary, for the purpose of acquiring and operating an AM radio station serving the community of Corsicana, Texas and surrounding areas. On January 16, 1995, Corsicana Media acquired the radio station operating assets of KAN-D Land, Inc.

        The Partnership has 25 non-exclusive franchises to operate the systems comprising the Assets. These franchises, which will expire at various dates through 2014, have been granted by county, city and other local governmental authorities in the areas in which such systems operate. Annual franchise fees are paid to the granting governmental authorities. These fees vary between 2% and 5% of the respective gross revenues of the systems in the communities. The franchises may be terminated for failure to comply with their respective conditions.

        The Partnership serves the communities and surrounding areas of the Cedar Creek System, the Lamesa System, the Forest City System (including the former Phoenix Systems) and the Corsicana System. The following is a description of the areas so served:

        CEDAR CREEK SYSTEM: The eight communities served by the Cedar Creek System are scattered around Cedar Creek Lake, a man-made reservoir created in 1967 to provide water to Fort Worth, Texas. The 33,750-acre lake is a recreation attraction and provides residents and weekenders with opportunities for fishing, camping, boating and other water sports. Although tourism is the primary growth industry, many residents commute to Dallas on a daily basis. Certain information regarding the Cedar Creek System as of December 31, 1997 is as follows:

                            Basic Subscribers               4,049
                            Tier Subscribers                1,083
                            Premium Subscribers             1,093
                            Estimated Homes Passed          8,445


        LAMESA SYSTEM: Lamesa is the county seat of Dawson County, Texas. Its economy is largely based on agriculture and livestock. Total cultivated acreage in Dawson County is estimated at over 500,000 acres, with cotton being the principal crop. Certain information regarding the Lamesa System as of December 31, 1997 is as follows:

                             Basic Subscribers              3,332
                             Tier Subscribers               1,447
                             Premium Subscribers              937
                             Estimated Homes Passed         4,085

        FOREST CITY SYSTEM: The communities served by the Forest City System are all located in Rutherford County, North Carolina, in the industrial Piedmont section of North Carolina and the Blue Ridge Mountains. Rutherford County is in an area generally referred to as the "Thermal Belt" region. This region is known for its year-round moderate climate. Initially, this climate created ideal conditions for a prosperous agricultural economy, which remains a strong contributor to the local economy. More recently, the area has been enjoying growth in industrial development. Certain information regarding the Forest City System, which includes all information regarding the Phoenix Systems, as of December 31, 1997, is as follows:

                             Basic Subscribers               9,268
                             Tier Subscribers                6,987
                             Premium Subscribers             3,675
                             Estimated Homes Passed         15,240

        CORSICANA SYSTEM: The Corsicana System serves the community of and contiguous areas surrounding Corsicana, Texas located in north central Texas on I-45 between Dallas (53 miles) and Houston (187 miles). Founded in 1848, the city flourished with the expansion of railroads, discovery of oil in 1894 and subsequent oil booms. Corsicana was the site of the first oil refinery in Texas, built by Magnolia Oil in 1897. From those beginnings came Mobil Oil whose parent company was Magnolia. Texaco Oil also traces its beginnings to Corsicana. Today, Corsicana is the host city for Texas' newest and largest recreational area, Richland Chambers Lake. The city also encompasses the 117-acre main campus of Navarro College, which contains a population of approximately 3,000 students. Certain information regarding the Corsicana System as of December 31, 1997 is as follows:

                             Basic Subscribers               6,198
                             Tier Subscribers                1,161
                             Premium Subscribers             3,100
                             Estimated Homes Passed         10,250

   The Partnership had 36 employees as of December 31, 1997. Management of these systems is handled through offices located in the towns of Gun Barrel City (Cedar Creek), Lamesa and Corsicana, Texas and Forest City, North Carolina. Pursuant to the Partnership Agreement, the Partnership reimburses the Managing General Partner for time spent by the Managing General Partner's accounting staff on Partnership accounting and bookkeeping matters.

        The Partnership's cable television business is not considered seasonal. The business of the Partnership is not dependent upon a single customer or a few customers, the loss of any one or more of which would have a material adverse effect on its business. No customer accounts for 10% or more of revenues. No material portion of the Partnership's business is subject to renegotiation of profits or termination of contracts or subcontracts at the election of any governmental unit, except that franchise agreements may be terminated or modified by the Partnership's franchising authorities. During the last year, the Partnership did not engage in any research and development activities.

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

        CORSICANA MEDIA (AM RADIO STATION): In addition to the cable television Assets described above, the Partnership owns all of the stock of Corsicana Media, Inc., a Washington corporation, which the Partnership formed for the purpose of acquiring and operating an AM radio station serving the community of Corsicana, Texas and surrounding areas. On January 16, 1995, Corsicana Media acquired the radio station operating assets of KAN-D Land, Inc. for a total price of $500,000. This purchase price was determined by the seller from whom the Partnership purchased the Corsicana System with the purchase of the Corsicana System being conditioned upon the purchase of Corsicana Media. KAN-D Land, Inc.'s operating assets consist of a low-power (i.e., 1,000 watt), unrated (i.e., broadcasts in a non-existent radio market) AM radio station. Since August 1994, the Partnership has invested approximately $45,000 on capital projects related to Corsicana Media, including the replacement of the station's tower, ground plane and radio transmitter.

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

        The 1996 Telecommunications Act eliminated the previous prohibition on the provision of video programming by local exchange telephone companies ("LECs") in their telephone service areas. Various LECs currently are providing and seeking to provide video programming services within their telephone service areas through a variety of distribution methods, primarily through the deployment of broadband wire facilities, wireless transmission and installation of traditional cable systems alongside existing telephone equipment. Cable television systems could be placed at a competitive disadvantage if the delivery of video programming services by LECs becomes widespread, since LECs may not be required, under certain circumstances, to obtain local franchises to deliver such video services or to comply with the variety of obligations imposed upon cable television systems under such franchises. Issues of cross subsidization by LECs of video and telephony services also pose strategic disadvantages for cable operators seeking to compete with LECs that provide video services. The Company believes, however, that the small to medium markets in which it provides or expects to provide cable services are unlikely to support competition in the provision of video and telecommunications broadband services given the lower population densities and higher costs per subscriber of installing plant. The 1996 Telecommunications Act's provisions promoting facilities-based broadband competition are primarily targeted at larger systems and markets. The 1996 Telecommunications Act includes certain limited exceptions to the general prohibition on buy outs and joint ventures between incumbent cable operators and LECs for smaller non-urban cable systems and carriers meeting certain criteria. See "Proposed Transaction - Regulation Overview."

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

LEGAL PROCEEDINGS

        The Partnership is not subject to any material legal proceedings.

                      CERTAIN AFFILIATES OF THE PARTNERSHIP

        The Partnership is a Washington limited partnership with no directors of officers. The Managing General Partner of the Partnership is Northland Communications Corporation, a Washington corporation ("NCC"); the Administrative General Partner of the Partnership is FN Equities Joint Venture, a California general partnership (the "Administrative General Partners").
        To the knowledge of the Partnership and the General Partners, as of May 1, 1998, no person owned more than five percent of any class of the Partnership's voting securities. The General Partners and their affiliates collectively own less than 0.5% of the outstanding units of limited partnership of the Partnership.
         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.
        Security ownership of management as of May 1, 1998 is as follows:

                     NAME AND ADDRESS OF         AMOUNT AND NATURE OF
TITLE OF CLASS         BENEFICIAL OWNER          BENEFICIAL OWNERSHIP      PERCENT OF CLASS
--------------         ----------------          --------------------      ----------------
General           Northland Communications           (See Note A)            (See Note A)
Partner's         Corporation
  Interest        1201 Third Avenue, Suite 3600
                  Seattle, Washington  98101

General           FN Equities Joint Venture          (See Note B)            (See Note B)
Partner's         2780 Skypark Drive, Suite 300
   Interest       Torrance, California 90505

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

        The principal business of NCC historically has been locating cable television systems, negotiating for their acquisition, forming limited partnerships to own the systems, arranging for the sale of limited partnership interests to investors, managing the partnerships, and liquidating partnership assets upon dissolution. NCC is a wholly-owned subsidiary of Northland Telecommunications Corporation, a Washington corporation ("NTC"). The address of the principal executive offices of each of NCC and NTC is 1201 Third Avenue, Suite 3600, Seattle, Washington 98101.

        The sole partners of the Administrative General Partner are FN Equities, Inc. ("FNE"), FN Network Partners, Ltd., a California limited partnership ("FNPL"), and John Simmers, the sole owner of FNE. The principal business of each of the Administrative General Partner and FNE is to provide administrative services as administrative general partner of cable television limited partnerships. FNPL is an investment partnership. The address of the principal executive offices of each of the Administrative General Partner, FNE, FNPL and John Simmers is 2780 Sky Park Drive, Suite 300, Torrance, California 90505.

        The following table sets forth the executive officers and directors of
NCC:

    NAME                             POSITION
    ----                             --------
John S. Whetzell..   Board Chairman and President
Richard I. Clark..   Director, Vice President, Treasurer and Assistant Secretary
John E. Iverson...   Director and Assistant Secretary
James A. Penney...   Vice President and Secretary
James E. Hanlon...   Divisional Vice President
Richard J. Dyste..   Vice President, Technical Services
Gary S. Jones.....   Vice President
H. Lee Johnson....   Divisional Vice President

        JOHN S. WHETZELL. Mr. Whetzell is the founder of Northland Communications Corporation and has been President since its inception and a Director since March 1982. Mr. Whetzell became Chairman of the Board of Directors in December 1984. He also serves as President and Chairman of the Board of Northland Telecommunications Corporation and each of its subsidiaries. He has been involved with the cable television industry for over 23 years and currently serves as a director on the board of the Cable Telecommunications Association, a national cable television association. Between March 1979 and February 1982 he was in charge of the Ernst & Whinney national cable television consulting services. Mr. Whetzell first became involved in the cable television industry when he served as the Chief Economist of the Cable Television Bureau of the Federal Communications Commission (FCC) from May 1974 to February 1979. He provided economic studies which support the deregulation of cable television both in federal and state arenas. He participated in the formulation of accounting standards for the industry and assisted the FCC in negotiating and developing the pole attachment rate formula for cable television. His undergraduate degree is in economics from George Washington University, and he has an MBA degree from New York University.

        JOHN E. IVERSON. Mr. Iverson is the Assistant Secretary of Northland Communications Corporation and has served on the Board of Directors since December 1984. He also serves on the Board of Directors of Northland Telecommunications Corporation and each of its subsidiaries. He is currently a partner in the law firm of Ryan, Swanson & Cleveland, Northland's general counsel. He is a member of the Washington State Bar Association and American Bar Association and has been practicing law for more than 35 years. Mr. Iverson is the past president and a Trustee of the Pacific Northwest Ballet Association. Mr. Iverson has a Juris Doctor degree from the University of Washington.

        RICHARD I. CLARK. Mr. Clark has served as Vice President since March 1982. He has served on the Board of Directors of both Northland Communications Corporation and Northland Telecommunications Corporation since July 1985. He also serves as Vice President and Director of all subsidiaries of Northland Telecommunications Corporation. Mr. Clark was elected Treasurer in April 1987, prior to which he served as Secretary from March 1982. Mr. Clark was an original incorporator of Northland and is responsible for the administration and investor relations activities of Northland, including financial planning and corporate development. From July 1979 to February 1982, Mr. Clark was employed by Ernst & Whinney in the area of providing cable television consultation services and has been involved with the cable television industry for nearly 19 years. He has directed cable television feasibility studies and on-site market surveys. Mr. Clark has assisted in the design and maintenance of financial and budget computer programs, and he has prepared documents for major cable television companies in franchising and budgeting projects though the application of these programs. In 1979, Mr. Clark graduated cum laude from Pacific Lutheran University with a Bachelor of Arts degree in accounting.

        JAMES E. HANLON. Since June 1985, Mr. Hanlon has been a Divisional Vice President for Northland's Tyler, Texas Regional Office and is currently responsible for the management of systems serving subscribers in Texas, Alabama and Mississippi. Prior to his association with Northland, he served as Chief Executive of M.C.T. Communications, a cable television company, from 1981 to June 1985. His responsibilities included supervision of the franchise, construction and operation of a cable television system located near Tyler, Texas. From 1979 to 1981, Mr. Hanlon was President of the CATV Division of Buford Television, Inc., and from 1973 to 1979, he served as President and General Manager of Suffolk Cablevision in Suffolk County, New York. Mr. Hanlon has also served as Vice President and Corporate Controller of Viacom International, Inc. and Division Controller of New York Yankees, Inc. Mr. Hanlon has a Bachelor of Science degree in Business Administration from St. Johns University.

        JAMES A. PENNEY. Mr. Penney is Vice President and General Counsel for Northland Telecommunications Corporation and each of its subsidiaries and has served in this role since September 1985. He was elected Secretary in April 1987. Mr. Penney is responsible for advising all Northland systems with regard to legal and regulatory matters, and also is involved in the acquisition and financing of new cable systems. From 1983 until 1985 he was associated with the law firm of Ryan, Swanson & Cleveland, Northland's general counsel. Mr. Penney holds a Bachelor of Arts degree from the University of Florida and a Juris Doctor from The College of William and Mary, where he was a member of The William and Mary Law Review.

        GARY S. JONES. Mr. Jones is Vice President for Northland. Mr. Jones joined Northland in March 1986 as Controller and has been Vice President of Northland Telecommunications Corporation and each of its subsidiaries since October 1986. Mr. Jones is responsible for cash management, financial reporting and banking relations for Northland and is involved in the acquisition and financing of new cable systems. Prior to joining Northland, Mr. Jones was employed as a Certified Public Accountant with Laventhol & Horwath from 1980 to 1986. Mr. Jones received his Bachelor of Arts degree in Business Administration with a major in accounting from the University of Washington in 1979.

        RICHARD J. DYSTE. Mr. Dyste has served as Vice President-Technical Services of Northland Telecommunications Corporation and each of its subsidiaries since April 1987. Mr. Dyste is responsible for planning and advising all Northland Cable systems with regard to technical performance as well as system upgrades and rebuilds. He is a past president and a current member of the Mount Rainier Chapter of the Society of Cable Television Engineers, Inc. Mr. Dyste joined Northland in 1986 as an engineer and served as Operations Consultant to Northland Communications Corporation from August 1986 until April 1987. From 1977 to 1985, Mr. Dyste owned and operated Bainbridge TV Cable. He is a graduate of Washington Technology Institute.

        H. LEE JOHNSON. Mr. Johnson has served as Divisional Vice President for Northland's Statesboro, Georgia Regional Office since March 1994. He is responsible for the management of systems serving subscribers in Georgia, Mississippi, North Carolina and South Carolina. Prior to his association with Northland, Mr. Johnson served as Regional Manager for Warner Communications, managing four cable systems in Georgia from 1968 to 1973. Mr. Johnson has also served as President of Sunbelt Finance Corporation and was employed as a System Manager for Statesboro CATV when Northland purchased the system in 1986. Mr. Johnson has been involved in the cable television industry for over 29 years and is a current member of the Society of Cable Television Engineers. He is a graduate of Swainsboro Technical Institute and has attended numerous training seminars, including courses sponsored by Jerrold Electronics, Scientific Atlanta, The Society of Cable Television Engineers and CATA.

        The following table sets forth the executive officers and directors of
FNE:

     NAME                                POSITION
     ----                                --------
Miles Z. Gordon................  President and Director
John S. Simmers................  Vice President, Secretary and Director
Harry M. Kitter................  Treasurer

        The business address for all of the above is the address of the principal executive offices of FNE.

        MILES Z. GORDON. Mr. Gordon is President of FNE and President and Chief Executive Officer of Financial Network Investment Corporation ("FNIC"), and has held those positions since 1983. From 1979 through April 1983 he was President of University Securities Corporation. In 1978, Mr. Gordon was engaged in the private practice of law, and from 1973 through 1978 he was employed by the Securities and Exchange Commission. He presently serves as Chairman of the Securities Industry Association Independent Contractor Firms Committee. Mr. Gordon was also Chairman and a member of the NASD District Business Conduct Committee and a former member of the NASD Board of Governors. He is past president of the California Syndication Forum and has also served on several committees for the Securities Industry Association.

        JOHN S. SIMMERS. Mr. Simmers is Vice President and Secretary of FNE and Executive Vice President and Chief Operating Officer of FNIC and has held those positions since 1983. From June 1980 through April 1983 he was Executive Vice President of University Securities Corporation, Vice President of University Capital Corporation, and Vice President of University Asset Management Group. From 1974 through May 1980 he was employed by the National Association of Securities Dealers.

        HARRY M. KITTER. Mr. Kitter is Treasurer of FNE and Controller for FNIC and has held those positions since 1983. Prior to this association from 1981 to 1983 he was employed as the Los Angeles Internal Audit Manager at the Pacific Stock Exchange. From 1978 to 1981, he was Senior Accountant at Arthur Young & Co., C.P.A. He holds an MBA from the University of Pittsburgh and a bachelor's degree in economics from Lafayette College, Easton, Pennsylvania.

                              PLAN OF SOLICITATION

SPECIAL MEETING
        The Special Meeting of Limited Partners of the Partnership will be held on June 25, 1998 at 2:00 p.m., local time, at the office of the Managing General Partner, 1201 Third Avenue, Suite 3600, Seattle, Washington 98101. The purpose of the meeting is to vote regarding the proposed transaction described in this Proxy Statement and the dissolution of the Partnership. All Limited Partners are invited to attend the Special Meeting and are urged to submit a proxy even if they will be able to attend the Special Meeting.
FORM OF PROXY

        A form of the proxy being solicited is set forth as Exhibit A to this Proxy Statement. Actual, execution-ready proxy forms accompany this Proxy Statement. By submitting a completed and executed proxy, a Limited Partner appoints John S. Whetzell and Richard I. Clark, or either of them, with full power of substitution, as his or her attorney-in-fact to vote his or her interest as a Limited Partner at the Special Meeting with respect to approval or disapproval, as the Limited Partner specifies, of the disposition and related actions described in such proxy, as well as all actions necessary or appropriate to effect such transaction if the requisite percentage interest of unaffiliated Limited Partners vote to approve such transaction. Messrs. Whetzell and Clark serve as President and Vice President/Treasurer, respectively, of the Managing General Partner.

VOTING AND REVOCATION OF PROXY

        All proxies will be voted in the manner indicated thereon by the Limited Partner. The proposal described in this Proxy Statement is an integrated transaction. Therefore, Limited Partners may not vote for or against individual elements of the proposed transaction, but must vote either for or against the proposed transaction as a whole. Each unaffiliated Limited Partner is entitled to one vote for each limited partnership unit held. There are 14,735 units of limited partnership interest outstanding. Signed proxies returned by Limited Partners who do not specify whether they wish to approve the proposed transaction will be voted for approval of such transaction. If no proxy is received from a Limited Partner and the Limited Partner does not vote in person at the Special Meeting of Limited Partners, the Limited Partner will be deemed to have voted against approval of the proposal set forth in the proxy.

        Once given, a proxy may be revoked either by delivering to the Managing General Partner, prior to the vote to be taken at the Special Meeting, either a proxy dated subsequent to the date of the proxy previously given or other instrument revoking the prior proxy, or by personally appearing at the Special Meeting and prior to the commencement of the meeting delivering to the Managing General Partner notice in writing that the proxy already given is being revoked. Attendance at the Special Meeting, by itself, will not revoke a proxy.
        Only persons who are Limited Partners of record of the Partnership at the close of business on May 1, 1998 will be permitted to vote or grant proxies.
        All questions as to the validity, form, eligibility, time of receipt, and acceptance of any proxies will be determined by the General Partners in their sole discretion, which determination will be final and binding.

        Solicitation may be in person, by telephone, mail, or other means. The General Partners and their directors, officers, partners and employees may solicit the vote of Limited Partners.

                           INCORPORATION BY REFERENCE

        The Partnership filed an Annual Report on Form 10-K for the fiscal year ended December 31, 1997 pursuant to requirements of the Securities Exchange Act of 1934 (the "Exchange Act"). These reports are incorporated herein by this reference.

                              FINANCIAL STATEMENTS

        Included in this Proxy Statement are the Partnership's audited financial statements for the years ended December 31, 1997 and 1996. Financial statements for prior years and periods have previously been distributed to the Limited Partners on an ongoing basis. Also included in this Proxy Statement are the Managing General Partner's audited financial statements for the years ended December 31, 1997 and 1996, as well as an audited balance sheet and associated materials for the Administrative General Partner as of December 31, 1997. Any Limited Partner seeking additional information regarding financial statements should contact the Managing General Partner.

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



                                                 /s/ ARTHUR ANDERSEN LLP

Seattle, Washington,
  February 6, 1998

       NORTHLAND CABLE PROPERTIES FIVE LIMITED PARTNERSHIP AND SUBSIDIARY


                           CONSOLIDATED BALANCE SHEETS

                           DECEMBER 31, 1997 AND 1996


                                     ASSETS

                                                  1997              1996
                                              ------------     ------------
CASH                                          $    236,449     $    414,811

ACCOUNTS RECEIVABLE                                427,836          483,208

INSURANCE RECEIVABLE                                  --            126,000

PREPAID EXPENSES                                   129,716           61,985

INVESTMENT IN CABLE TELEVISION PROPERTIES:
      Property and equipment, at cost           15,510,616       22,922,054
      Less- Accumulated depreciation            (5,868,755)     (13,074,555)
                                              ------------     ------------
                                                 9,641,861        9,847,499

      Franchise agreements (net of
         accumulated amortization of
         $1,992,979 in 1997 and $1,426,830
         in 1996)                                4,106,121        4,711,637
      Organization costs and other
         intangibles (net of accumulated
         amortization of $1,193,560 in
         1997 and $990,440 in 1996)
                                                   836,756        1,038,137
                                              ------------     ------------
            Total investment in cable
               television properties
                                                14,584,738       15,597,273
                                              ------------     ------------

            Total assets                      $ 15,378,739     $ 16,683,277
                                              ============     ============


                        LIABILITIES AND PARTNERS' DEFICIT

                                                1997             1996
                                            ------------     ------------
LIABILITIES:
   Accounts payable and accrued
     expenses                               $    721,740     $    816,707
   Due to General Partner and
     affiliates                                   48,484          276,161
   Deposits                                       17,578           21,602
   Subscriber prepayments                        253,927          231,419
   Notes payable                              20,154,766       20,819,461
                                            ------------     ------------
            Total liabilities                 21,196,495       22,165,350
                                            ------------     ------------

COMMITMENTS AND CONTINGENCIES (Note 8)

PARTNERS' DEFICIT:
   General partners-
      Contributed capital, net                   (56,075)         (56,075)
      Accumulated deficit                       (104,010)        (100,673)
                                            ------------     ------------
                                                (160,085)        (156,748)
                                            ------------     ------------
   Limited partners-
      Contributed capital, net -
         14,735 units in 1997 and 14,739
           in 1996                               591,327          593,327
      Accumulated deficit                     (6,248,998)      (5,918,652)
                                            ------------     ------------
                                              (5,657,671)      (5,325,325)
                                            ------------     ------------
            Total liabilities and
               partners' deficit            $ 15,378,739     $ 16,683,277
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

Due to General Partner and Affiliates

                                                December 31,
                                          -----------------------
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
                                          =========     =========

4.  PROPERTY AND EQUIPMENT:

                                             December 31,
                                      --------------------------
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
                                      ===========    ===========

5.  ACCOUNTS PAYABLE AND ACCRUED EXPENSES:

                                          December 31,
                                     --------------------
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
                                     ========    ========

6.  NOTES PAYABLE:

Notes payable consist of the following:

                                                                     December 31,
                                                             --------------------------
                                                                 1997           1996
                                                             -----------    -----------
Revolving credit and term loan agreement, collateralized
   by a first lien position on all present and future
   assets of the Partnership. Interest rates vary based
   on certain financial covenants; currently 8.46%
   (weighted average). Graduated principal payments plus
   interest are due quarterly until maturity on March 31,
   2001. The Partnership has a revolving credit facility
   with its creditor allowing for borrowings not to
   exceed $2,500,000 until maturity of the term loan
   agreement. At December 31, 1997, the Partnership had
   $1,831,554 outstanding on its revolving credit
   facility
                                                             $20,154,766    $20,806,554

Hold-back notes due to seller settled in 1997                         --         12,907
                                                             --  -------    -----------
                                                             $20,154,766    $20,819,461
                                                             ===========    ===========

Annual maturities of notes payable after December 31, 1997, are as follows:

            1998                                                   $ 1,500,000
            1999                                                     2,000,000
            2000                                                     2,650,000
            2001                                                    14,004,766
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

             NORTHLAND COMMUNICATIONS CORPORATION AND SUBSIDIARY

              (A wholly owned subsidiary of Northland
               Telecommunications Corporation)

             CONSOLIDATED FINANCIAL STATEMENTS
             AS OF DECEMBER 31, 1997 AND 1996
             TOGETHER WITH AUDITORS' REPORT

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To the Shareholder of
Northland Communications Corporation:

We have audited the accompanying consolidated balance sheets of Northland Communications Corporation (a Washington corporation and a wholly owned subsidiary of Northland Telecommunications Corporation) and subsidiary as of December 31, 1997 and 1996, and the related consolidated statements of operations, changes in shareholder's equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Northland Communications Corporation and subsidiary as of December 31, 1997 and 1996, and the results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.


Seattle, Washington,                                     /s/ Arthur Andersen LLP
  April 6, 1998

              NORTHLAND COMMUNICATIONS CORPORATION AND SUBSIDIARY
                          (A wholly owned subsidiary of
                    Northland Telecommunications Corporation)


            CONSOLIDATED BALANCE SHEETS -- DECEMBER 31, 1997 AND 1996


                                     ASSETS

                                                       1997            1996
                                                    -----------     -----------
CASH                                                $ 2,507,838     $   419,260
ACCOUNTS RECEIVABLE                                     360,348          28,027
RECEIVABLES FROM MANAGED LIMITED PARTNERSHIPS           393,812       1,469,869
UNSECURED NET ADVANCES TO PARENT AND AFFILIATES      14,068,937      14,103,160
OTHER ASSETS                                            211,351         127,354
INVESTMENT IN CABLE TELEVISION PROPERTIES:
      Property and equipment, at cost                20,061,238       3,067,107
      Less- Accumulated depreciation                 (2,261,424)       (458,955)
                                                    -----------     -----------
                                                     17,799,814       2,608,152
      Franchise agreements (net of accumulated
         amortization of $1,401,232 and
         $151,346, respectively)                     13,002,452         998,036
      Other intangibles (net of accumulated
         amortization of $347,229 and $74,113,
         respectively)                                1,542,964         155,194
                                                    -----------     -----------
            Total investment in cable
               television properties                 32,345,230       3,761,382
                                                    -----------     -----------
OTHER PROPERTY AND EQUIPMENT                          1,464,918       1,386,276

   Less- Accumulated depreciation                      (728,210)       (869,347)
                                                    -----------     -----------
                                                        736,708         516,929
                                                    -----------     -----------
            Total assets                            $50,624,224     $20,425,981
                                                    ===========     ===========

                      LIABILITIES AND SHAREHOLDER'S EQUITY

                                                       1997            1996
                                                    -----------     -----------
LIABILITIES:
   Accounts payable and accrued expenses            $ 1,303,012     $   212,057
   Subscriber prepayments                               319,619          44,146
   Deposits                                              57,683           5,565
   Taxes payable to parent                                   --         388,037
   Notes payable                                     31,669,757       2,792,729
   Deferred tax liabilities, net                      4,704,368       4,295,532
   Accumulated deficit in managed limited
      partnerships                                      626,183         733,020
                                                    -----------     -----------
            Total liabilities                        38,680,622       8,471,086
                                                    -----------     -----------
COMMITMENTS AND CONTINGENCIES (Note 8)


SHAREHOLDER'S EQUITY:
   Common stock, par value $.00625 per share;
      4,000,000 shares authorized;
      10,000 shares issued and outstanding and
      additional paid-in capital                        995,164         995,164
   Retained earnings                                 10,948,438      10,959,731
                                                    -----------     -----------
            Total shareholder's equity               11,943,602      11,954,895
                                                    -----------     -----------
            Total liabilities and shareholder's
               equity                               $50,624,224     $20,425,981
                                                    ===========     ===========


                     The accompanying notes are an integral
                   part of these consolidated balance sheets.

               NORTHLAND COMMUNICATIONS CORPORATION AND SUBSIDIARY
                          (A wholly owned subsidiary of
                    Northland Telecommunications Corporation)


                      CONSOLIDATED STATEMENTS OF OPERATIONS

                 FOR THE YEARS ENDED DECEMBER 31, 1997 AND 1996


                                                                            1997           1996
                                                                          ----------     ----------
MANAGEMENT OPERATIONS:
   Management fee revenue                                                 $2,171,668     $2,486,875
   General and administrative expenses, net of reimbursed operating
      expenses                                                              (681,536)      (313,076)
   Depreciation and Amortization Expense                                    (124,614)      (104,267)
                                                                          ----------     ----------
            Income from management operations                              1,365,518      2,069,532
                                                                          ----------     ----------
CABLE TELEVISION OPERATIONS:
   Service revenues                                                        9,865,545      1,460,094
   Expenses, including reimbursements to affiliates-
      Operating                                                           (1,167,475)      (165,172)
      General and administrative                                          (1,622,550)      (229,202)
      Programming                                                         (2,202,116)      (376,418)
   Depreciation and Amortization Expense                                  (3,344,588)      (424,216)
                                                                          ----------     ----------
            Income from cable television operations                        1,528,816        265,086
                                                                          ----------     ----------
            Income from operations                                         2,894,334      2,334,618
                                                                          ----------     ----------

OTHER INCOME (EXPENSE):
   Interest income                                                            34,014         16,217
   Interest expense                                                       (2,555,084)      (254,539)
   Equity in net losses of managed limited partnerships                      (28,439)       (46,981)
   Other                                                                      56,151         (6,261)
                                                                          ----------     ----------
                                                                          (2,493,358)      (291,564)
                                                                          ----------     ----------
            Income before income taxes                                       400,976      2,043,054

PROVISION IN LIEU OF INCOME TAXES                                            412,269        708,219
                                                                          ----------     ----------
NET INCOME (LOSS)                                                         $  (11,293)    $1,334,835
                                                                          ==========     ==========

                 The accompanying notes are an integral part of
                         these consolidated statements.

               NORTHLAND COMMUNICATIONS CORPORATION AND SUBSIDIARY
                          (A wholly owned subsidiary of
                    Northland Telecommunications Corporation)


           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDER'S EQUITY

                 FOR THE YEARS ENDED DECEMBER 31, 1997 AND 1996

                                                Common Stock and
                                               Additional Paid-In
                                                    Capital
                                              -------------------
                                               Number                    Retained
                                             of Shares       Amount      Earnings           Total
                                             ---------     --------     -----------      -----------
BALANCE, at December 31, 1995                   10,000     $995,164     $ 9,624,896      $10,620,060

      Net income                                    --           --       1,334,835        1,334,835
                                                ------     --------     -----------      -----------
BALANCE, at December 31, 1996                   10,000      995,164      10,959,731       11,954,895

      Net loss                                      --           --         (11,293)         (11,293)
                                                ------     --------     -----------      -----------
BALANCE, at December 31, 1997                   10,000     $995,164     $10,948,438      $11,943,602
                                                ======     ========     ===========      ===========




                 The accompanying notes are an integral part of
                         these consolidated statements.

               NORTHLAND COMMUNICATIONS CORPORATION AND SUBSIDIARY
                          (A wholly owned subsidiary of
                    Northland Telecommunications Corporation)


                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                 FOR THE YEARS ENDED DECEMBER 31, 1997 AND 1996

                                                        1997           1996
                                                   ------------     -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)                               $    (11,293)    $ 1,334,835
   Adjustments to reconcile net income (loss)
      to net cash provided by operating
      activities-
         Depreciation and amortization                3,469,202         528,483
         Equity in net losses of managed
           limited partnerships                          28,439          46,981
         Decrease (increase) in operating
           assets:
              Receivables from managed
                 limited partnerships                 1,076,057      (1,057,857)
              Accounts receivable                      (332,321)         11,676
              Other assets                              (83,997)          3,471
         Increase (decrease) in operating
            liabilities:
              Accounts payable and accrued
                 expenses                             1,090,955         (23,070)
              Subscriber prepayments                    275,473          (2,094)
              Deposits                                   52,118            (534)
              Current and deferred income
                 taxes                                   20,799         708,219
                                                   ------------     -----------
            Net cash provided by operating
               activities                             5,585,432       1,550,110
                                                   ------------     -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Acquisition of cable television system           (26,001,594)       (567,327)
   Purchases of property and equipment               (1,675,186)       (316,913)
   Cash distributions from managed limited
      partnerships                                           --           3,632
   Increase in other intangibles                        (49,188)             --
                                                   ------------     -----------
            Net cash used in investing
               activities                           (27,725,968)       (880,608)
                                                   ------------     -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Unsecured net advances to parent and
      affiliates                                         34,223        (474,485)
   Proceeds from notes payable                       28,300,000              --
   Principal payments on notes payable               (3,359,897 )      (200,000)
   Loan fees                                           (745,212)             --
                                                    -----------       ---------
            Net cash provided by (used in)
               financing activities                  24,229,114        (674,485)
                                                    -----------       ---------
INCREASE (DECREASE) IN CASH                           2,088,578          (4,983)

CASH, beginning of year                                 419,260         424,243
                                                    -----------       ---------
CASH, end of year                                   $ 2,507,838       $ 419,260
                                                    ===========       =========


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
      Cash paid during the year for Interest
                                                    $ 2,193,698       $ 255,302
                                                    ===========       =========

      State income taxes                            $     3,433       $   4,804
                                                    ===========       =========



                          The accompanying notes are an
                integral part of these consolidated statements.

               NORTHLAND COMMUNICATIONS CORPORATION AND SUBSIDIARY
                          (A wholly owned subsidiary of
                    Northland Telecommunications Corporation)


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                DECEMBER 31, 1997




1.  ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES:

Formation and Business

Northland Communications Corporation (NCC), a Washington corporation, is the managing general partner of five limited partnerships which own and operate cable television systems throughout the western United States, Texas, Mississippi, South Carolina, North Carolina, Alabama and Georgia. Northland Cable Properties, Inc. (NCP, Inc.), a Washington corporation, was formed in 1995 to own and operate cable television systems. NCP, Inc. is a wholly owned subsidiary of NCC and currently has 48 nonexclusive franchises to operate cable television systems which expire at various dates through 2012. NCC and NCP, Inc. are collectively referred to as the Company.

The Company and its affiliates, Northland Cable Television, Inc. and subsidiary
(NCTV); Northland Cable Services Corporation and subsidiaries (NCSC); and Northland Media, Inc. and subsidiary (NMI) are wholly owned subsidiaries of Northland Telecommunications Corporation and subsidiaries (NTC). NCTV was formed to own and operate cable television systems. Northland Cable News, Inc. (NCN) was formed to develop and distribute programming to affiliated entities and is a wholly owned subsidiary of NCTV. NCSC is the parent company of Cable Ad-Concepts, Inc. (CAC) and provides billing support services to cable systems owned and managed by limited partnerships and wholly owned systems of the Company and NCTV. CAC assists in the development of local advertising markets as well as billing for video commercial advertisements to be cablecast on Northland affiliated cable systems. NMI was formed as a holding company to own certain noncable-related assets.

Summary of Significant Accounting Policies:

Principles of Consolidation -- The consolidated financial statements of the Company include the accounts of NCC and NCP, Inc. Significant intercompany accounts and transactions have been eliminated.

Acquisition of Cable Television Systems -- Cable television system acquisitions are accounted for as purchase transactions and their cost is allocated as follows: first, to the estimated fair market value of net tangible assets acquired; then, to the franchise and other determinable intangible costs; and then, any excess is allocated to goodwill.

Property and Equipment

Property and equipment is stated at historical cost and consists primarily of distribution plant. Replacements, renewals and improvements are capitalized. Maintenance and repairs are charged to expense as incurred. Depreciation of property and equipment is provided using the straight-line method over the following estimated service lives:


             Buildings                            20 years
             Distribution plant                   10 years
             Other equipment                    5-10 years


The Company periodically reviews the carrying value of its long-lived assets, including property, equipment and intangible assets, whenever events or changes in circumstances indicate that the carrying value may not be recoverable. To the extent the estimated future cash inflows attributable to the asset, less estimated future cash outflows, is less than the carrying amount, an impairment loss is recognized.

Intangible Assets -- Costs assigned to franchise agreements and other intangible assets are amortized using the straight-line method over the following estimated useful lives.


            Franchise agreements                  7-15 years
            Other intangible assets               1-8  years

Revenue Recognition -- Cable television service revenue is recognized in the month service is provided to customers. Advance payments on cable services to be rendered are recorded as subscriber prepayments. Revenues resulting from the sale of local spot advertising revenues are recognized when the related advertisements or commercials appear before the public. Local spot advertising revenues earned were $427,264 and $85,215 in 1997 and 1996, respectively.

Derivatives

The Company has only limited involvement with derivative financial instruments and does not use them for trading purposes. They are used to manage well-defined interest rate risks. As discussed in Note 5, the Company enters into interest rate swap agreements with major banks or financial institutions (typically its bank) in which the Company pays a fixed rate and receives a floating rate with the interest payments being calculated on a notional amount. Gains or losses associated with changes in fair values of these swaps and the underlying notional principal amounts are deferred and recognized against interest expense over the term of the agreements in the Company's consolidated statements of operations.

The Company is exposed to credit-related losses in the event of nonperformance by counterparties to financial instruments but does not expect any counterparties to fail to meet their obligations. The Company deals only with highly rated counterparties, and usually only its bank. Notional amounts do not represent amounts exchanged by the parties and, thus, are not a measure of exposure to the Company through its use of derivatives. The exposure in a derivative contract is the net difference between what each party is required to pay based on the contractual terms against the notional amount of the contract, which in the Company's cases are interest rates. The use of derivatives does not have a significant effect on the Company's result of operations or its financial position.

Estimates Used in Financial Statement Presentation

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amount of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Actual results could differ from those estimates.

2. TRANSACTIONS WITH MANAGED LIMITED PARTNERSHIPS AND OTHER RELATED PARTIES:

Management Fees

NCC receives a fee for managing the limited partnerships of 5% to 6% of the partnerships' gross revenues, excluding revenues from the sale of cable television systems or franchises. Under the terms of certain credit agreements, the payment of management fees is allowed only upon a partnership's compliance with certain covenants.

Reimbursed Operating Expenses

NCC provides or causes to be provided certain centralized services to managed limited partnerships and other affiliated entities. NCC is entitled to reimbursement for various expenses incurred by it or its affiliates on behalf of the managed limited partnerships and other affiliates, including travel expenses, pole and site rental, lease payments, legal expenses, billing expenses, insurance, governmental fees and licenses, headquarters supplies and expenses, pay television expenses, equipment and vehicle charges, operating salaries and expenses, administrative salaries and expenses, postage and office maintenance.

The amounts billed to the managed limited partnerships and other affiliates are based on costs incurred by affiliates in rendering the services. The costs of certain services are charged directly to the managed limited partnership and other affiliates, based upon the personnel time spent by the employees rendering the service. The cost of other services is allocated to the managed limited partnership and other affiliates based upon relative size and revenue. Management believes that the methods used to allocate services to the managed limited partnership and other affiliates are reasonable. Amounts charged to the managed limited partnership and other affiliates by NCC for these services were $4,721,678 and $4,423,993 for the years ended December 31, 1997 and 1996, respectively.

Accumulated Deficit in Managed Limited Partnerships

NCC is a general partner in limited partnerships that own and operate cable television systems. All items of income, loss, deduction and credit are allocated 99% to the limited partners and 1% to NCC, as general partner, until the limited partners have received aggregate cash distributions in an amount equal to their aggregate capital contributions (plus, in some cases, a preferred return). Thereafter, general partners receive 25% (20% at two partnerships) and the limited partners are allocated 75% (80% at two partnerships) of partnership income, losses and distributions.

Prior to the general partners' receiving cash distributions from operations for any year, the limited partners must receive cash distributions in an amount equal to at least 50% of the limited partners' allocable share of taxable net income for such year. In the case of certain partnerships, the limitation is the lesser of (i) 50% of the limited partners' allocable share of net income for such year or (ii) the federal income tax payable on the limited partners' allocable share of net income on the then highest marginal federal income tax rate applicable to such net income.

Any distribution other than from cash flow, such as from the sale or refinancing of a system or upon dissolution of the partnership, will be determined according to the partnership agreements.

Upon a majority vote of the limited partners, the assets of the partnerships may be sold to NCC. The price to be paid will be based upon an independent appraisal. NCC is not obligated to purchase the interests offered.

Other Services

Affiliates of NCC charge fees to certain affiliated entities and managed limited partnerships for providing program production, advertising and billing support services.

Receivables from Managed Limited Partnerships

                                                 December 31,
                                            ----------------------
                                              1997         1996
                                            --------    ----------
Northland Cable Properties Four             $     --    $  569,484
Northland Cable Properties Five               61,074       263,049
Northland Cable Properties Six               107,768       138,238
Northland Cable Properties Seven              19,694       165,544
Northland Cable Properties Eight              27,972       248,993
Northland Premier Cable                      177,304        84,561
                                            --------    ----------
                                            $393,812    $1,469,869
                                            ========    ==========


3.  PROPERTY AND EQUIPMENT:

Investment in cable television properties include the following:

                                                 December 31,
                                            ----------------------
                                              1997         1996
                                            --------    ----------
Land and buildings                       $   255,000    $   30,000
Distribution plant                        19,047,311     2,921,376
Other equipment                              574,249       115,557
Construction in progress                     184,678           174
                                         -----------    ----------
                                         $20,061,238    $3,067,107
                                         ===========    ==========

Other property and equipment includes the following:

                                                 December 31,
                                            ----------------------
                                              1997         1996
                                            --------    ----------
Office furniture                          $1,196,293    $1,199,964
Other                                        185,376       179,714
Construction in progress                      83,249         6,598
                                          ----------    ----------
                                          $1,464,918    $1,386,276
                                          ==========    ==========


4.  ACCOUNTS PAYABLE AND ACCRUED EXPENSES:

                                                 December 31,
                                            ----------------------
                                              1997         1996
                                            --------    ----------
Accounts payable                          $  243,456      $ 83,737
Programmer license fees                      208,880        46,495
Accrued franchise fees                       150,348        46,241
Accrued interest payable                     362,051           665
Other                                        338,277        34,919
                                          ----------      --------
                                          $1,303,012      $212,057
                                          ==========      ========


5.  NOTES PAYABLE:

                                                                                          December 31,
                                                                                   -------------------------
                                                                                      1997           1996
                                                                                   -----------   -----------
Term loan agreement paid in full January 31, 1997                                  $        --    $2,750,000

Revolving credit and term loan agreement, collateralized by a first lien position on all present and future assets of the Company. Interest rates vary based on certain financial covenants; currently 8.74%. Graduated principal payments due quarterly until maturity on June 30, 2005. The Company has a revolving credit facility with its creditor allowing for borrowings not to exceed $5,000,000. At December 31, 1997, the Company had $4,300,000
   outstanding on its revolving credit facility. The first pay down of the
   revolving credit facility begins March 31, 1999                                  27,700,000            --

Note payable to the limited partners of the partnership purchased by
   NCP, Inc. that was assumed by NCC on behalf of NCP, Inc.  Interest
   is 6%.  Principal payments are due in 1998 and 1999                               3,936,925            --

Other                                                                                   32,832        42,729
                                                                                   -----------   -----------
                                                                                   $31,669,757    $2,792,729
                                                                                   ===========   ===========

Annual maturities of notes payable for periods ending after December 31, 1997, are as follows:


            1998                               $ 3,184,860
            1999                                 4,181,610
            2000                                 2,853,287
            2001                                 3,500,000
            2002                                 4,010,000
            Thereafter                          13,940,000
                                               -----------
                                               $31,669,757
                                               ===========


Under the revolving credit and term loan agreement, NCP, Inc. has agreed to restrictive covenants which require the maintenance of certain ratios, including a Maximum Leverage Ratio of 5.5 to 1, Minimum Interest Coverage Ratio of 2.0 to 1, Minimum Fixed Charge Coverage Ratio of 1.0 to 1 and a restriction on the level of capital expenditures, among other restrictions. NCP, Inc. submits quarterly debt compliance reports to its creditor under this agreement.

NCP, Inc. has entered into interest rate swap agreements to reduce the impact of changes in interest rates. Interest rate swap transactions generally involve the exchange of fixed and floating interest payment obligations without the exchange of the underlying principal amounts. At December 31, 1997, NCP, Inc. had outstanding two interest rate swap agreements with its bank, having notional principal amounts of $13,900,000 and $12,000,000. The swap agreements effectively change NCP, Inc.'s interest rate exposure to fixed rates of 6.015% and 6.22%, respectively plus an applicable margin based on certain financial covenants (the margin at December 31, 1997, was 2.875%). The interest rate swap agreements mature on February 8, 1999 and August 14, 2000, respectively. At December 31, 1997, NCP, Inc. would have been required to pay approximately $144,244 to settle these agreements, based on fair value estimates received from the financial institution.

6. STOCK-BASED COMPENSATION:

In 1990, NTC established a nonqualified stock option plan for certain key executives of NCC. Under the terms of this plan, 75,000 options were available to be granted which vest in incremental amounts over specified time periods and are exercisable through March 31, 1999. The exercise price of each option is $2.50. Since the establishment of the plan, 68,000 options have vested and were exercised. At December 31, 1997, no options were exercisable. During 1997 and 1996, options were exercised for 2,000 and 5,000 shares, respectively.

In 1995, NTC established a regional managers stock bonus plan. Under the terms of this plan, up to 10,000 shares can be awarded at the discretion of the president as bonus compensation to certain regional managers through January 31, 1998. During 1997 and 1996, 2,500 and 500, respectively, shares were awarded. Also, in December of 1997, 6,000 shares were awarded to certain executives of NTC. These awards, made at the discretion of the President, were not associated with any plan.

In 1995, NTC established an executive/managers nonqualified stock option plan. Under the terms of this plan, up to 40,000 options are available to certain employees at the discretion of the president through January 1, 2005. The exercise price of each option is $2.50. At December 31, 1997, no options were exercisable. During 1997 and 1996, 5,000 and 3,000 options, respectively, were awarded and exercised.

In 1995, NTC established a senior executive nonqualified stock bonus plan. Under the terms of this plan, up to 105,000 shares can be awarded through June 30, 1998. The shares are awarded annually at the discretion of the president based on aggregate revenues of NTC and its affiliates. During 1997 and 1996, 27,299 and 21,483 shares, respectively, were awarded.

NCC accounts for its stock-based compensation plans under Accounting Principles Board Opinion No. 25. Total compensation cost recognized was $154,890 and $93,336 in 1997 and 1996, respectively. Had compensation cost for these plans been determined consistent with Statement of Financial Accounting Standards
(SFAS) No. 123, NCC's net income would not have been materially different.

7.  INCOME TAXES:

The operations of the Company and its affiliates are included in a consolidated federal income tax return filed by NTC. For financial reporting purposes, the provision in lieu of income taxes is computed as if the Company filed a separate federal income tax return.

Deferred income taxes primarily relate to differences in computing the equity in net income or losses of managed limited partnerships and in computing depreciation as reported for financial reporting and income tax purposes.

Deferred income taxes are determined on the asset and liability method in accordance with SFAS No. 109, "Accounting for Income Taxes." The asset and liability method requires the recognition of deferred income taxes for the expected future tax consequences of temporary differences between the financial statement and the tax bases of assets and liabilities.

The primary components of net deferred tax liabilities, as of December 31, are as follows:

                                                                        1997           1996
                                                                     ----------      ----------
Deferred tax assets:
  Net operating loss carryforward                                    $  765,927         $    --
                                                                     ----------      ----------
Deferred tax liabilities:
  Property and equipment                                                494,987         245,569
  Accumulated deficit in managed limited partnerships                 4,975,308       4,049,963
                                                                     ----------      ----------
                                                                      5,470,295       4,295,532
                                                                     ----------      ----------
           Net deferred tax liabilities                              $4,704,368      $4,295,532
                                                                     ==========      ==========


The net operating loss carryforward of approximately $2,130,000 as of December 31, 1997, expires in 2012.

8.  COMMITMENTS AND CONTINGENCIES:

Lease Arrangements

The Company rents office space, certain tower sites and pole attachments under agreements accounted for as operating leases. Rental expense (including month-to-month leases) was approximately $711,023 and $491,000 in 1997 and 1996, respectively, before reimbursements from managed limited partnerships and affiliates. Future minimum lease payments for noncancelable leases are as follows:


            1998                                     $  497,591
            1999                                        481,724
            2000                                        493,276
            2001                                        500,098
            2002                                        485,948
            Thereafter                                   19,260
                                                     ----------
                                                     $2,477,897
                                                     ==========


Self-Insurance

The Company began self-insuring for aerial and underground plant in 1996. Beginning in 1997, the Company began making quarterly contributions into an insurance fund maintained by NTC which covers all Northland entities and would defray a portion of any loss. Should the Company's losses exceed the fund's balance, the Company would absorb any such loss. If the Company were to sustain a material uninsured loss, such reserves could be insufficient to fully fund such a loss. The resulting reduction is cash flow caused by interrupted service, together with the capital cost of replacing such equipment and physical plant, could have a material adverse effect on the Company, its financial condition, prospects and debt service ability.

Amounts paid to NTC, which maintains the fund for the Company and its affiliates, are expensed as incurred and are included in the consolidated statements of operations. To the extent a loss has been incurred related to risks that are self-insured, the Company records an expense and an associated liability for the amount of the loss, net of any amounts to be drawn from the fund. For the year ended December 31, 1997, the Company made payments of $15,839 to the fund. As of December 31, 1997, the fund had a balance of $129,700.

Effects of Regulation

On February 8, 1996, the Telecommunications Act of 1996 (the 1996 Act) was enacted. The 1996 Act dramatically changed federal telecommunications laws and the future competitiveness of the industry. Many of the changes called for by the 1996 Act will not take effect until the Federal Communications Commission
(FCC) issues new regulations which, in some cases, may not be completed for a few years. Because of this, the full impact of the 1996 Act on the Company's operations cannot be determined at this time. A summary of the provisions affecting the cable television industry, more specifically those affecting the Company's operations, follows.

Cable Programming Service Tier Regulation -- FCC regulation of rates for cable programming service tiers has been eliminated for small cable systems owned by small companies. Small cable systems are those having 50,000 or fewer subscribers which are owned by companies with fewer than 1% of national cable subscribers (approximately 600,000). The Company qualifies as a small cable company and all of the Company's cable systems qualify as small cable systems. Basic tier rates remain subject to regulations by the local franchising authority under most circumstances until effective competition exists. The 1996 Act expands the definition of effective competition to include the offering of video programming services directly to subscribers in a franchised area served by a local telephone exchange carrier, its affiliates or any multichannel video programming distributor which uses the facilities of the local exchange carrier. The FCC has not yet determined the penetration criteria that will trigger the presence of effective competition under these circumstances.

Telephone Companies -- The 1996 Act allows telephone companies to offer video programming services directly to customers in their service areas immediately upon enactment. They may provide video programming as a cable operator fully subject to any provision of the 1996 Act; or as a radio-based multichannel programming distributor not subject to any provisions of the 1996 Act; or through nonfranchised "open video systems" offering nondiscriminatory capacity to unaffiliated programmers, subject to select provisions of the 1996 Act. Although management's opinion is that the probability of competition from telephone companies in rural areas is unlikely in the near future, there are no assurances that such competition will not materialize.

The 1996 Act encompasses many other aspects of providing cable television service including prices for equipment, discounting rates to multiple dwelling units, lifting of antitrafficking restrictions, cable-telephone cross ownership provisions, pole attachment rate formulas, rate uniformity, program access, scrambling and censoring of Public, Educational and Governmental and leased access channels.

Contingencies and Guarantees

As general partner, the Company is liable for partnership losses in excess of amounts invested by the limited partners. The Company is also contingently liable for the obligations of the limited partnerships, which were approximately $94,438,761 as of December 31, 1997.

9.  UNSECURED NET ADVANCES TO PARENT AND AFFILIATES:

                                                             December 31,
                                                      --------------------------
                                                         1997            1996
                                                      -----------   ------------
Northland Cable Services Corp.                        $   484,402    $   494,303
Northland Telecommunications Corporation               13,319,534      5,916,462
Northland Cable Television, Inc.                          252,326      7,684,032
Northland Media, Inc.                                      12,675          8,363
                                                      -----------    -----------
                                                      $14,068,937    $14,103,160
                                                      ===========    ===========

The Company had previously advanced amounts to NCTV to meet working capital and debt service requirements. During 1997, NTC made a non-cash capital contribution to NCTV equal to the amount of NCTV's net unsecured advances outstanding at the time. As a result of this transaction NTC assumed NCTV's previous obligation to NCC. Under the terms of an intercompany borrowing arrangement, the Company's parent and its affiliates have mutually agreed to repay all outstanding advances by December 31, 2002.

10.  ACQUISITION OF CABLE TELEVISION SYSTEM:

On May 31, 1995, NCP, Inc., acquired the assets of the Pend Oreille Cable TV Limited Partnership, a limited partnership managed by the Company. The aggregate purchase price of these assets was $4,450,000, which was reduced by $435,000, representing the Company's proportionate share of the sales proceeds distributable by the partnership. The acquisition was financed through borrowings under NCP, Inc.'s term loan and working capital provided by the Company. Of the total purchase price, $3,434,566 was paid at the closing date. In September 1996, the Company paid the seller the remainder of approximately $581,000, net of purchase-price adjustments.

On January 31, 1997, NCP, Inc. acquired substantially all of the operating assets and franchise rights of a partnership managed by NCC. The purchase price was primarily based upon an independent appraisal performed pursuant to the terms of the partnership agreement. The purchase price was $31,918,095, of which $24,807,934 was paid in cash on the closing date and $2,509,132 was contributed in kind. The balance of $4,601,029 at closing, represented an unsecured, subordinated promissory note whose obligation has been assumed by NCC and will be payable, subject to adjustments for unknown liabilities existing as of the closing date, in two equal annual installments beginning on January 31, 1998, with interest at 6%. The acquisition was financed by borrowings of $28,300,000 under a newly established revolving credit and term-loan facility.

Approximate pro forma consolidated operating results of the Company for the years ended December 31, 1997 and 1996, assuming the acquisition described above had been made at the beginning of 1996, follow:

                                      For the years ended December 31,
                                      --------------------------------
                                            1997             1996
                                      --------------     -------------
                                        (unaudited)        (unaudited)
        Management fee and
           service revenues             $12,800,000        $12,200,000
                                        ===========        ===========
        Net loss                        $  (200,000)       $  (200,000)
                                        ===========        ===========

                            FN EQUITIES JOINT VENTURE
                       (A CALIFORNIA LIMITED PARTNERSHIP)
                                FINANCIAL REPORT
                                DECEMBER 31, 1997

                                                       FN EQUITIES JOINT VENTURE
                                              (A CALIFORNIA LIMITED PARTNERSHIP)
                                                                        CONTENTS
                                                         AS OF DECEMBER 31, 1997

--------------------------------------------------------------------------------

                                                                       Page
REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS                       1

FINANCIAL STATEMENT

    Balance Sheet                                                        2

    Notes to Financial Statement                                       3 - 6

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS



To the Partners
FN Equities Joint Venture
(A California Limited Partnership)
Torrance, California

We have audited the balance sheet of FN Equities Joint Venture (a California limited partnership) as of December 31, 1997. This financial statement is the responsibility of the Joint Venture's management. Our responsibility is to express an opinion on this financial statement based on our audit. We did not audit the financial statements of the three Northland Cable Properties Limited Partnerships, the investments in which, as discussed in Note 2 to the financial statement, are accounted for by the equity method of accounting. The financial statements of the three Northland Cable Properties Limited Partnerships were audited by other auditors whose reports thereon have been furnished to us and our opinion, insofar as it relates to the amounts included for the three Northland Cable Properties Limited Partnerships, is based solely on the reports of the other auditors.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the balance sheet is free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the balance sheet. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall balance sheet presentation. We believe that our audit and the reports of the other auditors provide a reasonable basis for our opinion.

In our opinion, based on our audit and the reports of other auditors, the balance sheet referred to above presents fairly, in all material respects, the financial position of FN Equities Joint Venture as of December 31, 1997 in conformity with generally accepted accounting principles.



SINGER LEWAK GREENBAUM & GOLDSTEIN LLP

Los Angeles, California
March 30, 1998

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To the Partners of
Northland Cable Properties Five Limited Partnership and Subsidiary:

We have audited the accompanying consolidated balance sheets of Northland Cable Properties Five Limited Partnership (a Washington limited partnership) and subsidiary as of December 31, 1997 and 1996, and the related consolidated statements of operations, changes in partners' deficit and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Northland Cable Properties Five Limited Partnership and subsidiary as of December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1997 in conformity with generally accepted accounting principles.


                                         /s/ ARTHUR ANDERSEN LLP

Seattle, Washington,
  February 6, 1998

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Partners of
Northland Cable Properties Six Limited Partnership:

We have audited the accompanying balance sheets of Northland Cable Properties Six Limited Partnership (a Washington limited partnership) as of December 31, 1997 and 1996, and the related statements of operations, changes in partners' capital (deficit) and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Northland Cable Properties Six Limited Partnership as of December 31, 1997 and 1996, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1997 in conformity with generally accepted accounting principles.

                                   /s/ Arthur Andersen LLP

Seattle, Washington,
  February 6, 1998

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Partners of
Northland Cable Properties Seven Limited Partnership:

We have audited the accompanying balance sheets of Northland Cable Properties Seven Limited Partnership (a Washington limited partnership) as of December 31, 1997 and 1996, and the related statements of operations, changes in partners' capital (deficit) and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Northland Cable Properties Seven Limited Partnership as of December 31, 1997 and 1996, and the results of its operations and its cash flows for the three years in the period ended December 31, 1997 in conformity with generally accepted accounting principles.


                                         /s/ ARTHUR ANDERSEN LLP


Seattle, Washington,
  February 13, 1998

                                                       FN EQUITIES JOINT VENTURE
                                              (A CALIFORNIA LIMITED PARTNERSHIP)
                                                                   BALANCE SHEET
                                                         AS OF DECEMBER 31, 1997

--------------------------------------------------------------------------------


                                     ASSETS
CURRENT ASSETS
    Cash                                                          $    209
    Current portion of receivable from trust (Note 3)              105,626
                                                                  --------

        Total current assets                                       105,835

RECEIVABLE FROM TRUST, net of current portion (Note 3)              95,175
EQUITY IN INVESTMENTS IN LIMITED PARTNERSHIPS                           --
                                                                  --------

           TOTAL ASSETS                                           $201,010
                                                                  ========


                                PARTNERS' CAPITAL

PARTNERS' CAPITAL                                                 $201,010
                                                                  --------

           TOTAL PARTNERS' CAPITAL                                $201,010
                                                                  ========




   The accompanying notes are an integral part of these financial statements.

                                                       FN EQUITIES JOINT VENTURE
                                              (A CALIFORNIA LIMITED PARTNERSHIP)
                                                    NOTES TO FINANCIAL STATEMENT
                                                               DECEMBER 31, 1997

--------------------------------------------------------------------------------


NOTE 1 -- ORGANIZATION AND PARTNERS' INTERESTS

        Formation and Business Activity
        FN Equities Joint Venture (the "Joint Venture"), a California limited partnership, was formed on November 12, 1984. The Joint Venture was formed to serve as the Administrative General Partner of certain limited partnerships, as described in Note 3, involved in the acquisition, construction, operation, sale, or other disposition of cable television systems and to provide administrative services to certain other limited partnerships.

        Contributed Capital and Income Allocation
        The three partners in the Joint Venture are John Simmers ("Simmers"); FN Equities, Inc., a California corporation ("FN"); and FN Network Partners, Ltd., a California limited partnership ("NPL"). The Joint Venture is operated in accordance with the Amended and Restated Joint Venture Agreement dated March 15, 1989 (the "Joint Venture Agreement").

        The initial capital contributions of each of the partners were as follows: Simmers no initial capital contribution, FN - $100, NPL - $100,000. The Joint Venture Agreement provides that all additional capital contributions shall be made by NPL, but no additional capital contributions shall be required, nor shall any partner be entitled to a return of any of his/her capital contribution without the agreement of all the partners.

        As defined in the Joint Venture Agreement, net income and net losses of the Joint Venture shall be allocated among the partners in the following proportions: 10% to Simmers and 90% to NPL.


NOTE 2 -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        Investments in Limited Partnerships
        Investments in limited partnerships are carried on the equity method whereby the Joint Venture records the investments at cost and, on an ongoing basis, the investments are adjusted to reflect the Joint Venture's share of the income or loss of the limited partnerships and additional contributions to or withdrawals from the portfolio entities.

        Income Taxes
        Income taxes are the responsibility of the Joint Venture's individual partners. Accordingly, no income taxes have been provided for in this financial statement.

        Estimates
        The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. Actual results could differ from those estimates.

                                                       FN EQUITIES JOINT VENTURE
                                              (A CALIFORNIA LIMITED PARTNERSHIP)
                                                    NOTES TO FINANCIAL STATEMENT
                                                               DECEMBER 31, 1997

--------------------------------------------------------------------------------


NOTE 3 -- INVESTMENTS IN LIMITED PARTNERSHIPS

        Partnership in Liquidation
        At December 31, 1997, the Joint Venture was a beneficiary of the NCP-Four Liquidating Trust (the "Trust").

        At December 31, 1997, the Joint Venture valued the investment in the Trust at $200,801 based on its liquidation value of $190,350 plus interest at 6% per annum. The Trust was formed in 1997 to administer the distribution of proceeds from Northland Cable Properties Four Limited Partnership ("NCP4") which was terminated when substantially all the assets of NCP4 were sold to an affiliate of Northland Communications Corporation ("NCC"), Northland Cable Properties, Inc. The assets were purchased for cash and a subordinated note payable to NCP4 for approximately $4,600,000 with payments due on January 31, 1998 and January 31, 1999, subject to unknown liabilities at the closing date. This note has been assumed by NCC.

        The first of two principal plus interest installments was received by the Trust from NCC on January 31, 1998, and the Trust distributed to the Joint Venture its share of the installment in the amount of $95,175 plus accrued interest. The Joint Venture's share of the second and final installment from NCC to the Trust is $95,175 plus accrued interest from January 31, 1998. When the second and final installment from NCC to the Trust is received and distributed by the Trust to the Joint Venture and the other parties due funds, the Trust will be terminated.

        Active Partnerships
        At December 31, 1997, the Joint Venture was the Administrative General Partner of the following partnerships (the "Northland Partnerships"):

            Northland Cable Properties Five Limited Partnership ("NCP5") Northland Cable Properties Six Limited Partnership ("NCP6") Northland Cable Properties Seven Limited Partnership ("NCP7")

        Each Northland Partnership is operated under separate partnership agreements which are similar to each other but not identical. In general, items of income and loss are allocated 99% to the limited partners and 1% to the general partners (not including the Administrative General Partner) until the limited partners receive aggregate cash distributions in an amount equal to their aggregate capital contributions, after which time the general partners (including the Managing General Partner, NCC, and the Administrative General Partner) are allocated 25%, and the limited partners are allocated 75% of partnership income, loss, and distributions. As of December 31, 1997, the limited partners of NCP5, NCP6, and NCP7 had not received aggregate cash distributions in an amount equal to their aggregate capital contributions. Accordingly, the Joint Venture had no investment interest in the underlying partnerships.

                                                       FN EQUITIES JOINT VENTURE
                                              (A CALIFORNIA LIMITED PARTNERSHIP)
                                                    NOTES TO FINANCIAL STATEMENT
                                                               DECEMBER 31, 1997

--------------------------------------------------------------------------------


NOTE 3 -- INVESTMENTS IN LIMITED PARTNERSHIPS (CONTINUED)

        Active Partnerships (Continued)
        Northland Communications Corporation is the Managing General Partner of each of the Northland Partnerships. The Northland Partnerships were formed to acquire, develop, and operate cable television systems. Each Northland Partnership owns non-exclusive franchises to operate cable systems as follows:

                    Number of              Franchise Area --
                    Franchises             Various Towns In:          Expiration Date
                    ----------  ------------------------------     --------------------
           NCP5        25       Texas and North Carolina           Various through 2014
           NCP6        24       Mississippi and North Carolina     Various through 2017
           NCP7        26       Texas, Washington, and Georgia     Various through 2024

        Summarized financial information of the Northland Partnerships as of December 31, 1997 was as follows:

                                                                  Unaudited
                                                 -----------------------------------------
                                                       NCP5           NCP6          NCP7
                                                 ------------    -----------   -----------
           Assets
             Cash                                 $   236,449    $   173,034   $   586,000
             Other assets                             557,552        663,721       924,286
             Property and equipment, net            9,641,861      6,539,222    13,877,059
             Intangible assets, net                 4,942,877      6,233,409    20,961,739
                                                  -----------    -----------   -----------

              TOTAL ASSETS                        $15,378,739    $13,609,386   $36,349,084
                                                  ===========    ===========   ===========

           Liabilities
             Notes payable                        $20,154,766    $10,899,421   $41,543,600
             Other liabilities                      1,041,729      1,613,966     2,204,582
                                                  -----------    -----------   -----------

              Total liabilities                    21,196,495     12,513,387    43,748,182
                                                  -----------    -----------   -----------

           Partners' equity (deficit)
             General                                 (160,085)      (116,135)     (286,460)
             Limited                               (5,657,671)     1,212,134    (7,112,638)
                                                  -----------    -----------   -----------

              Total partners' equity (deficit)     (5,817,756)     1,095,999    (7,399,098)
                                                  -----------    -----------   -----------

                TOTAL LIABILITIES AND PARTNERS'
                  EQUITY (DEFICIT)                $15,378,739    $13,609,386   $36,349,084
                                                  ===========    ===========   ===========

                                                       FN EQUITIES JOINT VENTURE
                                              (A CALIFORNIA LIMITED PARTNERSHIP)
                                                    NOTES TO FINANCIAL STATEMENT
                                                               DECEMBER 31, 1997

--------------------------------------------------------------------------------


NOTE 4 -- SUBSEQUENT EVENT

        Subsequent to year-end, NCP5 filed a Proxy statement with the Securities and Exchange Commission related to a proposed sale of the cable television and other assets of NCP5 to the Managing General Partner or an affiliate of the Managing General Partner. If approved by a majority of the outstanding limited partner units, the sale would result in the liquidation, wind-up, and dissolution of NCP5. If approved, the closing is expected to occur in the summer of 1998.

                                    EXHIBIT A
                                  FORM OF PROXY
For delivery at the Special Meeting of Limited Partners to be held on June 25, 1998, and at adjournments thereof.

SOLICITED ON BEHALF OF THE GENERAL PARTNERS.

        The undersigned hereby: acknowledges receipt of the Notice of Special Meeting of Limited Partners of NORTHLAND CABLE PROPERTIES FIVE LIMITED PARTNERSHIP (the "Partnership") and accompanying Proxy Statement, each dated May 13, 1998 ("Proxy Materials"); appoints John S. Whetzell and Richard I. Clark, or either of them, as proxies, each with full power to appoint his substitute; represents that the undersigned holds of record as of May 1, 1998, the number of units of limited partnership interest set forth below; authorizes the proxies to represent and to vote, as designated below, all of such interest at the Special Meeting of Limited Partners to be held on June 25, 1998 and at any adjournments thereof; and directs the proxies to:
           APPROVE [ ]           DISAPPROVE [ ]         ABSTAIN [ ]

        the following:

               The grant to the Managing General Partner of authority to sell the cable systems and other assets owned by the Partnership (the "Assets") to Northland Communications Corporation or its assigns ("Northland"), to dissolve and wind up the affairs of the Partnership, to distribute the proceeds of the liquidation and any remaining assets in accordance with the Partnership Agreement and the Proxy Materials, and to take any action deemed necessary or appropriate by it to accomplish the foregoing; together with an amendment to the Amended and Restated Certificate and Agreement of Limited Partnership of Northland Cable Properties Five Limited Partnership, as such amendment is set forth in Exhibit B to the Proxy Materials, to authorize the Partnership to enter into an agreement with Northland for the sale to Northland of the undivided portion of the Assets which is attributable to the Limited Partners' and Administrative General Partner's collective interest in the Partnership, and the distribution to Northland, in-kind, of the undivided portion of the Assets, as well as the stock of the Partnership in Corsicana Media, Inc., which are attributable to the Managing General Partner's interest in the Partnership, all on the terms and conditions described in the Proxy Materials; and all such other and future actions reasonably necessary to accomplish the foregoing.

        This proxy will be voted as directed by the undersigned. The above-referenced proposal is an integrated transaction. Therefore, Limited Partners may not vote for or against individual elements of the proposed transaction, but must vote either for or against the proposed transaction as a whole. IF THIS PROXY IS EXECUTED AND RETURNED AND NO DIRECTION IS INDICATED, THIS PROXY WILL BE VOTED TO APPROVE THE ABOVE-REFERENCED PROPOSAL.

        When Limited Partner interests are held by joint tenants, both should sign. When signing as attorney, executor, administrator, trustee, or guardian, give full title as such. A corporation should sign in full corporate name by its president or other authorized officer, and a partnership should sign in full partnership name by its authorized representative.

DATED: __________________________, 1998

       Number of Limited Partnership        PLEASE SIGN EXACTLY AS NAME
                Units Held                       APPEARS BELOW

       ______________________________   X___________________________________
                                                   (Signature)

                                        X___________________________________
                                            (Signature, if held jointly)

    PLEASE COMPLETE, SIGN, DATE AND RETURN PROMPTLY IN THE ENCLOSED ENVELOPE.

                                    EXHIBIT B

                                    AMENDMENT
                                       TO
      AMENDED AND RESTATED CERTIFICATE AND AGREEMENT OF LIMITED PARTNERSHIP
                                       OF
               NORTHLAND CABLE PROPERTIES FIVE LIMITED PARTNERSHIP

        The Amended and Restated Certificate and Agreement of Limited Partnership of Northland Cable Properties Five Limited Partnership (the "Partnership"), dated December 30, 1985, as amended (the "Partnership Agreement"), is further amended by adding a new Article 22, which reads in its entirety as follows:

        22.Sale and Distribution to Northland.

           a. Authority for Agreement. The Partnership is hereby authorized to enter into an agreement (the "Northland Agreement") with Northland Communications Corporation or its assigns ("Northland") to (i) sell to Northland the undivided portion of the franchises and operating assets of the Partnership, including the cable television franchises and cable television systems of four system operating groups, including Cedar Creek, Lamesa and Corsicana, Texas, and Forest City, North Carolina, as well as control of Corsicana Media, Inc., a wholly owned subsidiary of the Partnership and operator of an AM radio station serving the community of Corsicana, Texas and surrounding contiguous areas (collectively, the "Assets"), that are attributable to the Limited Partners' and the Administrative General Partner's collective interest in the Partnership, and (ii) distribute in-kind to Northland the undivided portion of the Assets that is attributable to the Managing General Partner's interest in the Partnership. The terms and conditions of the Northland Agreement are generally described in the Proxy Statement of the Partnership dated ________, 1998 (the "Proxy Statement"). This Article relates only to the acquisition of the Assets by Northland and shall not, in any respect, restrict or otherwise affect the authority of the General Partners to sell or otherwise dispose of the Assets to unaffiliated third parties in accordance with Article 11.

               (1)Appraisal Process. The Partnership commissioned Daniels & Associates, L.P., an independent, nationally-known cable appraiser, to appraise the value of the Assets. The final appraisal, which is dated as of December 1, 1997, was made in conformity with standard appraisal techniques and applied relevant market and economic factors. The General Partners made available to the appraiser all of the books and records of the Partnership, and such other information as the appraiser reasonably requested in order to ascertain the value of the Assets. The Partnership will pay the fees and expenses of the appraiser. The value of the Assets, as determined by the appraiser, is $35,463,000.

               (2)Exercise of Purchase Option. At any time within 180 days of the date of the Special Meeting of Limited Partners to which the Proxy Statement relates, or of any adjournment thereof, Northland, in its sole and absolute discretion, shall have the right to consummate the Northland Agreement. The date of such consummation shall be the "Closing Date." On the Closing Date, (a) the Partnership shall (i) sell to Northland the undivided portion of the Assets that is attributable to the Limited Partners' and the Administrative General Partner's collective interest in the Partnership, and (ii) distribute to Northland in-kind the undivided portion of the Assets that is attributable to the Managing General Partner's interest in the Partnership; and (b) Northland shall pay the Partnership, through a combination of cash and a promissory note (the "Note"), an amount (the "Purchase Price") which is equal to the amount of cash that would be distributed collectively to the Limited Partners and the Administrative General Partner if, on the Closing Date, (i) the Assets were sold at their appraisal value for cash to an independent third party, and gain from the transaction were allocated in accordance with paragraph 16(c) of the Partnership Agreement, (ii) all known Partnership liabilities were paid, and (iii) the remaining sale proceeds were distributed to the Partners in accordance with paragraph 16(d) of the Partnership Agreement.

        The cash payment made by Northland to the Partnership on the Closing Date shall be in an amount which, after retiring known Partnership liabilities, will enable the Partnership to distribute to the Limited Partners $945 for every $1,000 invested. The Note delivered by Northland to the Partnership on the Closing Date shall be in principal amount equal to the remaining balance of the Purchase Price, and shall bear interest at a rate of six percent (6%) per annum. The Note will be payable in two annual installments commencing on the first anniversary of the Closing Date, with one-half of the principal, plus all accrued but unpaid interest, due on each payment date. The Note will be subordinated to Northland's existing and future senior debt.

        On the Closing Date, the Partnership will deliver to Northland such deeds, bills of sale, endorsements, assignments and other good and sufficient instruments of sale, transfer and conveyance, in form and substance satisfactory to Northland, as shall be necessary or appropriate to vest in Northland legal title to and ownership of the Assets, free and clear of any liens, encumbrances and adverse interests of other parties, except for those liens, encumbrances and adverse interests expressly assumed by Northland.

        b. Allocation of Gain and Cash Distributions. Gain from the sale by the Partnership to Northland of the undivided portion of the Assets that is attributable to the Limited Partners' and the Administrative General Partner's collective interest in the Partnership shall be allocated solely to the Limited Partners and to the Administrative General Partner in accordance with paragraph 16(c) of the Partnership Agreement, except that all allocations pursuant to paragraph 16(c)(3) shall be made 93.75% to the Limited Partners and 6.25% to the Administrative General Partner. Distributions on and following the Closing Date shall be made in accordance with paragraph 16(d) of the Partnership Agreement, except that any liquidating distributions to the Managing General Partner shall be in kind and shall include the in-kind distribution to Northland of the undivided portion of the Assets that is attributable to the Managing General Partner's interest in the Partnership, and any liquidating distributions to the Limited Partners and the Administrative General Partner shall be monetary and shall include the net proceeds from the sale to Northland and payments made on account of the Note. All other allocations of income, gain or loss and distributions of cash shall be made to all the Partners in accordance with the Partnership Agreement.

        The General Partners are authorized to take all other and further action deemed by them necessary or appropriate to effect the foregoing, including but not limited to the creation of a liquidating trust for purposes of collecting Note payments and carrying on other appropriate business following dissolution of the Partnership. Notwithstanding paragraph 16(e) of the Partnership Agreement, the General Partners shall furnish to Limited Partners an audited statement, at Partnership expense, which shall set forth the assets and liabilities of the Partnership as of the date of final liquidation, but shall not be obligated to furnish reports pursuant to paragraphs 18(b), (c) or (d) of the Partnership Agreement for the year in which such liquidation occurs.

        This Amendment shall have no further force and effect if the transaction contemplated by Article 22 set forth herein does not close within 180 days of the date of the special meeting of limited partners as set forth in the Notice of Special Meeting accompanying the Proxy Statement as defined in such Article 22.

        Except as expressly amended by this Amendment, the Partnership Agreement shall remain in full force and effect.

DATED: __________________, 1998.

                                  NORTHLAND COMMUNICATIONS CORPORATION

                                  (for itself as Managing General
                                  Partner of the Partnership, and as
                                  attorney-in-fact for the
                                  Administrative General Partner and a
                                  majority in interest of the Limited
                                  Partners of the Partnership)


                                  By ___________________________________________
                                     John S. Whetzell, President

                                                                       EXHIBIT C


                            ASSET PURCHASE AGREEMENT


        This Asset Purchase Agreement is made as of _______________________________, 1998, and is by and between NORTHLAND CABLE
PROPERTIES FIVE LIMITED PARTNERSHIP, a Washington limited partnership ("Seller") and NORTHLAND CABLE PROPERTIES, INC., a Washington corporation ("Buyer").

                                    RECITALS

        A. Seller currently is engaged in the business of (i) providing cable television service to various communities in Texas and North Carolina organized into four operating groups, including Cedar Creek, Corsicana and Lamesa, Texas and Forest City, North Carolina (collectively, the "CATV Systems") and (ii) providing, through its wholly-owned subsidiary Corsicana Media, Inc. ("Corsicana Media"), radio broadcast services to areas in and around Corsicana, Texas through radio station KAND-AM (the "Radio Station").

        B. Buyer is the wholly-owned subsidiary of the Managing General Partner of Seller and has accepted the assignment of the Managing General Partner's Purchase Option to acquire the CATV Systems and all of the stock of Corsicana Media, all as more particularly described below and in that certain Proxy Statement, dated ______, 1998, which transactions were approved by an affirmative vote of the limited partners of Seller at a special meeting of its shareholders held on ____________, 1998 (the "Proxy Statement").

                                    AGREEMENT

        For good and valuable consideration, the receipt and sufficiency of which are hereby acknowledged, the parties agree as follows:

SECTION 1. DEFINITIONS

        For the purposes of this Agreement, the following capitalized terms shall have the respective meanings ascribed to them below (terms defined in the singular shall have the same meanings when used in the plural, and vice versa):

        1.1 Assets shall mean all properties, privileges, rights and interests, real and personal, tangible and intangible, of every type and description in which Seller has any right, title or interest, and that are owned, held, used, or useful in connection with the operation of the Systems as of the Closing Date, including, without limitation, all of the issued and outstanding stock of Corsicana Media held by Seller on the Closing Date, except only for the Excluded Assets as defined below.

        1.2 CATV Systems shall have the meaning attributed to it in Recital A above.

        1.3 Closing shall mean the consummation of transactions contemplated by this Agreement. The day on which such meeting takes place shall be referred to as the "Closing Date."

Asset Purchase Agreement                                                  Page 1

        1.4 Corsicana Media shall have the meaning attributed to it in Recital A above.

        1.5 Excluded Assets shall mean Seller's cash on hand at Closing, and only those other assets mutually agreed to by the parties.

        1.6 Purchased Assets shall mean the undivided portion of the Assets attributable to the Limited Partners' and the Administrative General Partner's collective interest in the Seller.

        1.7 Purchase Price shall mean the total consideration to be paid by Buyer to Seller for the Purchased Assets, as more particularly described in the Proxy Statement.

        1.8 Radio Station shall have the meaning attributed to it in Recital A above.

        1.9 Required Consents shall mean the written consents to be obtained from governmental agencies, franchising authorities, lessors, and any other third parties whose consents and approvals are reasonably necessary or required for Seller to sell, transfer, assign, convey and deliver the Assets to Buyer and for Buyer to conduct the business of the CATV Systems and the Radio Station and to own, lease, use, and operate, as the case may be, the Assets at the places and in the manner in which the Assets are presently conducted or used and will be conducted or used on the Closing Date.

        1.10 Security Interest shall mean any mortgage, deed-of-trust, lien, security agreement, limitation, pledge, hypothecation, assignment for security purposes, option, put, charge, capital or financing lease arrangement, priority, encumbrance, claim, suit, judgment or restraint on transfer (including, without limitation, any agreement to give or suffer to exist any of the foregoing) against title with respect to any Asset to be sold under this Agreement.

SECTION 2. SALE OF ASSETS

        2.1 Agreement to Purchase and Sell. Subject to the terms and conditions set forth in this Agreement, at Closing Buyer shall purchase from Seller, and Seller shall sell, transfer, assign, convey and deliver to Buyer, the Purchased Assets.

        2.2 Assets to Be Sold. Except as otherwise specifically provided in this Agreement, all of the Assets, whether or not described in the Schedules to this Agreement, are intended to be sold, transferred, assigned, conveyed and delivered to Buyer, free and clear of all Security Interests.

SECTION 3. PURCHASE PRICE

        3.1 Purchase Price. Buyer shall pay to Seller the Purchase Price for the Purchased Assets.

        3.2 Prorations and Other Adjustments. All prepaid expenses, accrued expenses and prepaid revenue shall be adjusted on a prorata basis between Seller and Buyer, all as determined in accordance with generally accepted accounting principles, to reflect the principle that all expenses arising out of and all income attributable to the Purchased Assets for the period prior to 11:59 p.m. local time on the Closing Date are for the account of Seller, and that all expenses arising out of and all income attributable to the Purchased Assets for the period after 11:59 p.m. local time on the Closing Date are for the account of Buyer. All overlapping items of income or expense, including without limitation the following, shall be prorated or reimbursed, as the case may be, as of 11:59 p.m. local time on the Closing Date:

Asset Purchase Agreement                                                  Page 2

               (a) Prepaid expenses and deposits (including without limitation lessee security deposits) made prior to Closing, as permitted by the terms hereof, for or in connection with goods or services where all or a part of such goods or services have not been received or used as of the Closing Date (e.g., rents paid in advance for a rental period extending beyond the Closing Date);

               (b) Liabilities customarily accrued, arising from expenses incurred but unpaid as of Closing, including without limitation liabilities under any and all obligations assumed by Buyer pursuant to this Agreement (e.g., rents, sales commissions, fees for business and professional services, and other similar matters);

               (c) Taxes and utility charges related to the Assets or in respect of any of the Purchased Assets (other than state sales taxes that may be due as a consequence of the consummation of the transactions contemplated by this Agreement, and any taxes that may be imposed upon Buyer on the basis of Buyer's income);

               (d) Deposits made and unearned prepayments received by Seller in connection with any of Seller's obligations assumed by Buyer pursuant to this Agreement; and

               (e) Franchise fees, copyright payments, railroad and/or highway crossing charges, satellite service fees, antenna space leases, billing company charges, and other fees, expenses, costs and charges normally prorated in the sale of the assets of a business.

No payments or adjustments shall be made with respect to any assets other than the Purchased Assets.

SECTION 4. ASSUMPTION OF LIABILITIES

        4.1 Assignment and Assumption. Except only as specifically provided in this Section 4.1, Buyer shall assume only (a) the obligations of Seller contained in those agreements assigned to Buyer pursuant to this Agreement, (b) Seller's obligations to subscribers of the CATV Systems that accrue after the Closing Date with respect to (i) subscriber deposits held by Seller (and for which Buyer receives credit) as of the Closing Date which are refundable, and
(ii) subscriber advance payments held by Seller (and for which Buyer receives credit) as of the Closing Date for services to be rendered in connection with the operation of the CATV Systems subsequent to the Closing Date, and (c) those obligations which Buyer otherwise agreed in writing, in its sole discretion, to assume (collectively, the "Assumed Liabilities"). At Closing, Seller shall assign and Buyer shall assume the Assumed Liabilities.

        4.2 Limitation of Liability. It is expressly understood and agreed that Buyer shall not be liable for, and does not assume, any obligations or liabilities of Seller of any kind or nature, other than the Assumed Liabilities.

        4.3 Sales and Transfer Taxes; Third-Party Consents. Seller shall assume the liability for and shall pay any and all reasonable costs, fees and taxes associated with the consummation of the transactions contemplated by this Agreement; provided, however, that Seller shall not be obligated either to pay any unreasonable fees or expenses or to undertake any unreasonable obligations as a part of Seller's performance. If Buyer and Seller determine that extraordinary measures are necessary to obtain the consent or agreement to any part of the transactions contemplated by this Agreement of any governmental authority or any independent third-party with whom Seller is contractually bound, any extraordinary fees or expenses, or the initiation or prosecution of legal proceedings, shall be paid one-half by Seller and one-half by Buyer. Seller shall assume the liability for and shall pay any and all taxes


Asset Purchase Agreement                                                  Page 3
that may be imposed on Seller on the basis of Seller's income. Notwithstanding the foregoing, unless specifically set forth herein, each party shall bear the expenses of its own attorneys, accountants and experts.

SECTION 5. CLOSING; CLOSING DATE; TERMINATION

        5.1 Closing Date. Subject to the terms and conditions of this Agreement, Closing shall be conducted at the offices of Buyer or such other location on a Closing Date as may be mutually agreed to by the parties.

        5.2 Termination. This Agreement may be terminated at any time prior to Closing by the mutual written consent of Seller and Buyer.

        5.3 Effect of Termination. In the event this Agreement is terminated pursuant to Section 5.2, neither Seller nor Buyer shall be liable to each other for any legal or equitable remedies.

SECTION 6. CONDITIONS OF BUYER'S OBLIGATIONS

        Buyer's obligations to close hereunder are subject to the satisfaction of all of the following conditions, each of which must be satisfied on or before the Closing Date and any of which may be waived in writing by Buyer.

        6.1 Required Consents. Buyer shall have obtained all Required Consents to the assignment and assumption of the Purchased Assets.

        6.2 Financing. Buyer shall have obtained financing from an institutional lender on terms satisfactory to it, in its sole discretion.

        6.3 Conveyance of Title to Assets. Buyer shall have received documentation reasonably satisfactory to it of the release and discharge of any and all Security Interests, on or against Seller (but only to the extent such Security Interests relate to the Purchased Assets), the Purchased Assets or the Systems, except to the extent Buyer assumes such Security Interests pursuant to
Section 4.1.

SECTION 7. CONDITIONS OF SELLER'S OBLIGATIONS

        Seller's obligations to close are subject to all of the following conditions, any of which may be waived in writing by Seller.

        7.1 Approval of Sale. The Limited Partners of Seller shall have approved the sale of the Purchased Assets.

        7.2 Restraint of Proceedings. No action, proceeding or investigation shall have been instituted or threatened on or prior to Closing, to set aside or modify the transactions provided for in this Agreement or to enjoin or prevent its consummation.

        7.3 No Governmental Action. No investigation, action or proceeding shall have been commenced by the Department of Justice or Federal Trade Commission or any other governmental entity challenging or seeking to enjoin the consummation of this transaction and neither Buyer nor Seller shall have been notified of a present intention by the Assistant Attorney General in charge of the Antitrust


Asset Purchase Agreement                                                  Page 4

Division of the Department of Justice, the Director of the Bureau of Competition of the Federal Trade Commission or any governmental entity (or their respective agents or designees) to commence, or recommend the commencement of, such an action or proceeding.

SECTION 8. MISCELLANEOUS

        8.1 Governing Law. This Agreement shall be governed by and construed in accordance with the laws of the State of Washington.

        8.2 Assignment and Delegation of Agreement. Seller shall not assign this Agreement or any interest in this Agreement without the prior written consent of Buyer. Buyer may assign and delegate all or a part of its rights and obligations under this Agreement to one or more entities affiliated with Buyer without the prior written consent of Seller.

        8.3 Binding Effect. This Agreement shall be binding upon and shall inure to the benefit of the parties to this Agreement and their respective permitted successors and assigns.

        8.4 Additional Agreements. Seller and Buyer shall sign any additional agreements and other documents necessary or desirable to carry out the terms of this Agreement.

                BUYER:              NORTHLAND CABLE PROPERTIES, INC.


                                    By   ________________________________
                                         James A. Penney, Vice President



                SELLER:             NORTHLAND CABLE PROPERTIES FIVE
                                    LIMITED PARTNERSHIP
                                    By:  Northland Communications Corporation,
                                         Managing General Partner


                                         By ______________________________
                                            James A. Penney, Vice President



Asset Purchase Agreement                                                  Page 5

                                                                       EXHIBIT D



                                 PROMISSORY NOTE


$____________                                                  ___________, 1998
                                                            Seattle, Washington


        FOR VALUE RECEIVED, NORTHLAND COMMUNICATIONS CORPORATION, a Washington corporation, and its assigns (the "Maker"), promises to pay to NORTHLAND CABLE PROPERTIES FIVE LIMITED PARTNERSHIP, a Washington limited partnership ("NCP-Five"), upon the terms and conditions stated herein, the principal sum of _______________________________ Dollars ($_________), which sum shall be payable in two equal payments of principal, plus accrued interest, due annually commencing on the first anniversary of the date of this Note. Payments shall be made in lawful money of the United States, at such place as NCP-Five may designate in writing. The Maker shall have the privilege of prepaying all or any portion of this Note without premium or penalty.

        This Note is issued in connection with that certain Capital Contribution and Novation Agreement among the Maker, Northland Cable Properties, Inc., a Washington corporation ("NCP-Inc.") and NCP-Five dated as of _________, 1998, in which the Maker, among other things, has agreed to assume the obligation of NCP-Inc. to pay NCP-Five the deferred portion of the purchase price payable by NCP-Inc. to NCP-Five pursuant to that certain Asset Purchase Agreement between NCP-Inc. and NCP-Five dated as of _________, 1998 (the "Agreement"). The Maker may be entitled to the right of offset, as provided in the Agreement, and may, without being in default under this Note, effect such offset against any amounts payable under this Note.

        The principal sum of this Note shall bear interest at a per annum rate of six percent (6%). If any portion of this Note shall not be paid when due, then the principal balance of the Note shall thereafter bear interest at the rate of twelve percent (12%) per annum, from the date of such default. A default shall exist as to any failure of the Maker to make any payment required hereunder in a timely manner; provided, however, there shall be no default and no payment shall be due hereunder if the Maker is effecting an offset to account for any prorations or other adjustments provided for pursuant to the Agreement.

        In the event a suit is commenced to enforce the payment of this Note, the Maker hereby agrees to pay all costs of collection, including a reasonable sum as the fees of attorneys and certified public accountants.

        The indebtedness and all other obligations evidenced by this Note are subordinated to the prior payment in full in cash of all obligations of the Maker from time to time outstanding in respect of all other indebtedness of the Maker, other than any indebtedness which by its terms is expressly subordinated to this Note, including, without limitation, amounts that would become due except for the operation of the automatic stay under Section 362(a) of the Bankruptcy Code, 11 U.S.C. Section 362(a), and interest, fees, charges and other amounts that, but for the filing of a petition in bankruptcy with respect to the Maker, would accrue on such indebtedness whether or not a claim is allowed against the Maker for the same in such proceeding (collectively, "Senior Debt"). The Maker agrees that upon the occurrence and during the continuance of any default under any Senior Debt or upon any distribution of the assets or readjustment of the obligations of the Maker whether by reason of voluntary or involuntary liquidation, dissolution, winding up, composition, bankruptcy, reorganization, arrangement, receivership, assignment for the benefit of creditors or any marshalling of its assets or the readjustment of its liabilities, whether partial or total, the holders of the Senior Debt shall be entitled to receive cash payment in full of lawful money of the United States of America of all of the Senior Debt in accordance with their respective terms prior to payment of, or other distribution in respect of, all or any part of the indebtedness or other obligations hereunder. NCP-Five agrees, by its acceptance of this Note, that at any time that payment under this Note is prohibited by operation of this paragraph, it shall not take any action to enforce or otherwise collect any such payment

Promissory Note                                                           Page 2

and in the event that, notwithstanding the foregoing, NCP-Five shall have received any payment under or in respect of this Note at a time when such payment is prohibited, then such payment shall be received and held in trust for the benefit of the holders of the Senior Debt and shall be paid over and delivered to such holders or their agent to the extent necessary to pay the Senior Debt in full in cash after giving effect to any other concurrent payment or distribution to such holders in respect of the Senior Debt.

        THIS NOTE IS AND SHALL FOR ALL PURPOSES BE DEEMED NONASSIGNABLE AND NONNEGOTIABLE; provided, however, that the NCP-Five may assign its rights and delegate its duties and obligations under this Note , including without limitation the right to receive payment hereunder, to a liquidating trust established for the purpose of distributing amounts due hereunder for the benefit of the beneficiaries of such liquidating trust, and provided further the Maker may assign its rights and delegate its duties and obligations under this Note to any affiliate of Maker.

        This Note is to be construed in all respects and enforced according to the laws of the State of Washington.

                                    NORTHLAND COMMUNICATIONS CORPORATION



                                    By:_________________________________
                                          Gary S. Jones, Vice President



                                    By:__________________________________
                                         James A. Penney, Vice President

                                                                       EXHIBIT E

================================================================================


                                  CONFIDENTIAL



                           APPRAISAL OF THE ASSETS OF

                         NORTHLAND CABLE PROPERTIES FIVE
                               LIMITED PARTNERSHIP


                             AS OF DECEMBER 1, 1997



                                   PREPARED BY

                           DANIELS & ASSOCIATES, L.P.


================================================================================

                                  CONFIDENTIAL

               NORTHLAND CABLE PROPERTIES FIVE LIMITED PARTNERSHIP

                           APPRAISAL ANALYSIS SUMMARY

INTRODUCTION

Northland Cable Properties Five Limited Partnership (the "Partnership") is a Washington limited partnership consisting of two general partners and approximately 995 limited partners. Northland Communications Corporation ("Northland"), a Washington corporation, is the managing general partner of the Partnership. The Partnership was formed on August 19, 1985 and began operations in 1985 with the acquisition of a cable television system serving several communities surrounding the Cedar Creek Reservoir, Texas. As the result of subsequent acquisitions made between February 1986 and December 1995, the Partnership currently owns and operates nine cable television systems serving numerous communities in Texas and North Carolina (referred to in the aggregate as the "Systems"). As of September 30, 1997, the Systems passed 38,020 estimated homes and served approximately 22,710 equivalent basic subscribers through four profit centers ("System Operating Groups").

Based on the analysis performed by Daniels & Associates, L.P. ("Daniels"), revenue and operating cash flow for the Systems for the year ending December 31, 1997 are estimated to be approximately $9,229,577 and $4,272,616, respectively. This equates to an average monthly revenue per equivalent basic subscriber of $33.89 and average annual cash flow per equivalent basic subscriber of $188.25. Daniels' estimates of revenue and operating cash flow for the year ending December 31, 1997 are based on actual data for the nine months ended September 30, 1997 plus actual data for the month ended September 30, 1997, multiplied by a factor of three.

A summary of the Partnership's System Operating Groups is presented in the following table.



                            AS OF SEPTEMBER 30, 1997

  SYSTEM OPERATING     MILES OF PLANT/     EST.       ESTIMATED                                            ESTIMATED
        GROUP             NUMBER OF      HOMES/MILE     HOMES            EBUS/          PAY UNITS/         CASH FLOW
                           HEADENDS                     PASSED        PENETRATION       PENETRATION    FOR Y/E 12/31/97
---------------------- ----------------- ---------- --------------- ----------------- ---------------- ------------------
Forest City, NC            683 / 3          22          15,240        9,159 / 60.1%     3,271 / 35.7%      $1,864,415
                       ----------------- ---------- --------------- ----------------- ---------------- ------------------

Corsicana, TX              168 / 3          61          10,250        6,145 / 60.0      2,901 / 47.2        1,008,219
                       ----------------- ---------- --------------- ----------------- ---------------- ------------------
Cedar Creek, TX            207 / 2          41           8,445        4,100 / 48.5      1,149 / 28.0          746,833
                       ----------------- ---------- --------------- ----------------- ---------------- ------------------
Lamesa, TX                  64 / 1          64           4,085        3,306 / 80.9        866 / 26.2          653,150
                       ----------------- ---------- --------------- ----------------- ---------------- ------------------
     Subtotal, TX          439 / 6          52          22,780       13,551 / 59.5      4,916 / 36.3        2,408,202
                       ----------------- ---------- --------------- ----------------- ---------------- ------------------
TOTAL ALL SYSTEMS         1,122 / 9         34          38,020       22,710 / 59.7%     8,187 / 36.1%      $4,272,616
                       ----------------- ---------- --------------- ----------------- ---------------- ------------------

In addition to the Partnership's cable television operations, in August 1994, the Partnership formed Corsicana Media, Inc. ("Corsicana Media"), a Washington corporation and wholly-owned subsidiary, for the purpose of acquiring and operating an AM radio station serving the community of Corsicana, Texas and surrounding areas. On January 16, 1995, in conjunction with the acquisition of the Corsicana, Texas System Operating Group, Corsicana Media acquired the operating assets of KAN-D Land, Inc. For the year ending December 31, 1997, Corsicana Media revenues and cash flow are estimated to be approximately $263,031 and ($12,708), respectively.

Daniels was retained by Northland to appraise the fair market value of the assets of the Partnership as of December 1, 1997 (the "Valuation Date"). The appraisal was performed in conjunction with the anticipated dissolution and liquidation of the Partnership. This report summarizes Daniels' conclusions and provides an outline of the scope of the engagement, the process used, an overview of the Systems by System Operating Group, an overview of Corsicana Media, the valuation methodology, the assumptions relied upon and an explanation of the values derived.

PROCESS

Daniels prepared an independent appraisal analysis to determine the fair market value of the operating assets of the Partnership. The Systems were appraised on a going-concern basis, in conformance with standard appraisal techniques, utilizing a ten-year discounted net cash flow analysis and applying relevant market and economic factors. The appraisal assumes that the Systems have been and will continue to be operated as efficiently as comparable cable television systems and that the franchises and leases of assets used in the operation of the Systems will be renewed indefinitely without material changes, other than upgrade and/or rebuild requirements (see "The Systems"). Corsicana Media was appraised on a basis consistent with that used to appraise the Systems.

The appraisal process included discussions with the Partnership's management, due diligence visits to substantially all of the Systems and Corsicana Media by Daniels' personnel, research of demographic information concerning the various communities served by the Partnership and analyses of historical and forecasted financial and operating information, as well as Daniels' general knowledge about the cable television and AM radio industries. From such due diligence, summaries of the relevant operating, technical, financial and demographic characteristics were prepared for each of the four

System Operating Groups and Corsicana Media. These characteristics were instrumental in determining value.

In order to assess the fair market value of the Partnership's operating assets, Daniels prepared detailed operating and financial forecasts for each of the four System Operating Groups and Corsicana Media, incorporating the critical elements of operating revenues and expenses as well as capital expenditure requirements. These financial forecasts then formed the basis for determining a discounted cash flow value for each System Operating Group and for Corsicana Media, a standard valuation methodology used within the cable television and AM radio industries (the "DCF" valuation methodology). The combined values of the Systems, by System Operating Group, and Corsicana Media, pursuant to the DCF, provide a value of the operating assets of the Partnership. In addition, using the private market transaction multiples methodology, an aggregate value for the Partnership's cable television assets was derived by applying value per subscriber and operating cash flow multiples obtained in private market sales of comparable cable television systems to the respective statistics of the Systems. The private market transaction multiples valuation methodology was also applied to the Normalized Operating Cash Flow and Normalized Revenue statistics of Corsicana Media to derive an aggregate value of Corsicana Media. The results of the DCF and the private market transaction multiples valuation methodologies were then analyzed to determine a final appraised value for the Partnership's operating assets.

THE SYSTEMS

The Systems are clustered and managed as four separate profit centers, or System Operating Groups - one of which is located in North Carolina, and three of which are located in Texas. The largest System Operating Group is Forest City, North Carolina with 9,159 equivalent basic subscribers as of September 30, 1997. The smallest System Operating Group is Lamesa, Texas with 3,306 equivalent basic subscribers. As of September 30, 1997, the System Operating Groups had equivalent basic subscriber penetration rates ranging from 48.5% to 80.9%, and a weighted average equivalent basic subscriber penetration level of 59.7%, compared to the national average of approximately 68.3% (Source: Paul Kagan Associates, Inc., Marketing New Media, January 20, 1997).

In the four System Operating Groups, there are a total of nine headends and 1,122 plant miles, of which approximately 89% is aerial and 11% is underground. Approximately 18% of the plant miles are at 300 MHz; 29% are at 330 MHz; 39% are at 400 MHz; and 14% are at 450 MHz. Approximately 22% of the homes passed are passed by plant with a bandwidth of 300 MHz; 18% are passed by 330 MHz plant; 34% are passed by 400 MHz plant; and 26% are passed by 450 MHz plant. None of the Systems are currently addressable, and pay-per-view service is offered on an event-only basis.

                                TECHNICAL SUMMARY

             MILES OF PLANT AND ESTIMATED HOMES PASSED AT VARIOUS BANDWIDTHS AS OF SEPTEMBER 30, 1997
--------------------------------------------------------------------------------------------------------------------
  SYSTEM OPERATING         300 MHZ           330 MHZ           400 MHZ            450 MHZ              TOTAL
       GROUP            MILES / HOMES     MILES / HOMES     MILES / HOMES      MILES / HOMES       MILES / HOMES
--------------------- ------------------ ---------------- ------------------ ------------------- -------------------
Forest City, NC                            329 / 6,820       354 / 8,418                            683 / 15,240
--------------------- ------------------ ---------------- ------------------ ------------------- -------------------
Corsicana, TX                                                 17 / 460          151 / 9,790         168 / 10,250
--------------------- ------------------ ---------------- ------------------ ------------------- -------------------
Cedar Creek, TX          207 / 8,445                                                                207 / 8,445
--------------------- ------------------ ---------------- ------------------ ------------------- -------------------
Lamesa, TX                                                   64 / 4,085                              64 / 4,085
--------------------- ------------------ ---------------- ------------------ ------------------- -------------------
     Subtotal, TX        207 / 8,445          0 / 0          81 / 4,545         151 / 9,790         439 / 22,780
--------------------- ------------------ ---------------- ------------------ ------------------- -------------------
TOTAL ALL SYSTEMS        207 / 8,445       329 / 6,820      435 / 12,963        151 / 9,790        1,122 / 38,020
--------------------- ------------------ ---------------- ------------------ ------------------- -------------------
PCT. OF TOTAL           18.5% / 22.2%     29.3% / 17.9%     38.8% / 34.1%      13.5% / 25.8%      100.0% / 100.0%
--------------------- ------------------ ---------------- ------------------ ------------------- -------------------

The reality of competition from DBS and MMDS and the lack of excess channel capacity in certain of the Partnership's Systems suggest that a rebuild or upgrade of all of the Systems with a current capacity of less than 450 MHz would be prudent over the next several years. The Partnership plans to upgrade all of the Systems to a bandwidth of at least 400 MHz over the next three years; however, there are no current franchise requirements to rebuild or upgrade any of the Systems. None of the Systems are currently addressable. Daniels believes that in order to remain competitive, the Systems will probably need to be further upgraded or rebuilt to at least 450 MHz over the next five years, and Daniels has built this assumption into its financial forecasts. The only exception to this assumption pertains to the Lamesa, Texas System Operating Group, which is currently operating at 400 MHz and has significant excess channel capacity.

The quality of broadcast signals that can be received off-air varies among the different System Operating Groups from good to poor, and the communities that receive good off-air signals typically have a lower subscriber penetration rate. There are no hardwire overbuilds in any of the Systems; however, there is an MMDS operator (Heartland Wireless) with service available to subscribers served by the Corsicana and Lamesa System Operating Groups. The MMDS operator began service in 1996. While the competitive impact on the Corsicana System Operating Group has been negligible to date, the Lamesa System Operating Group lost approximately 300 subscribers in 1996 to the MMDS operator. These losses were concentrated during the initial start-up phase of the MMDS operator as the area was heavily marketed. Through September 30, 1997, the Lamesa System Operating Group has gained back approximately 200 equivalent basic subscribers previously lost to the MMDS operator. Management of the Partnership does not believe that MMDS operators will have a further material negative effect on the Systems in the future. Although competition from DBS providers exists in areas served by the Systems, such competition has not had a material effect on the Partnership's operations to date.

On May 5, 1995, the Federal Communications Commission ("FCC") announced the adoption of a simplified set of rate regulation rules that will apply to "small" cable systems, defined as a system serving 15,000 or fewer subscribers, that are owned by "small" companies, defined as a company serving 400,000 or fewer subscribers. Under the FCC's definition, the Partnership is a "small" company and each of the Partnership's Systems are "small" systems. Maximum permitted rates under these revised rules are dependent on several factors including the number of regulated channels offered, net asset basis of plant and equipment used to deliver regulated services, the number of subscribers served and a reasonable rate of return.

On February 8, 1996, the Telecommunications Act of 1996 (the "1996 Act") became law. The 1996 Act eliminated all rate controls on cable programming service tiers ("CPSTs") of "small" cable systems, defined by the 1996 Act as systems serving fewer than 50,000 subscribers owned by operators serving fewer than 1% of all subscribers in the United States (approximately 600,000 subscribers). Under the 1996 Act, all of the Partnership's Systems qualify as "small" cable systems. Many of the changes called for by the 1996 Act will not take effect until the FCC issues new regulations, a process that could take from several months to a few years, depending on the complexity of the required changes and the statutory time limits.

As of September 30, 1997, none of the Partnership's Systems have received notification that local franchising authorities have elected to certify to regulate basic rates. Based on Northland's analysis, the rates charged by the Systems are within the maximum rates allowed under FCC rate regulations.

FOREST CITY, NORTH CAROLINA

The Forest City, North Carolina System Operating Group is the largest of the four System Operating Groups with subscribers located in Rutherford County, North Carolina, which is approximately 75 miles west of Charlotte, North Carolina. As of September 30, 1997, the Forest City System Operating Group passed 15,240 estimated homes and served 9,159 equivalent basic subscribers, for a penetration rate of 60.1%. This penetration rate is the second highest of the four System Operating Groups. There are currently 10 franchises covering this group, with franchise expiration dates ranging from December 5, 2001 to November 6, 2014. The Forest City System Operating Group accounts for approximately 40% of the Partnership's equivalent basic subscribers and has lost approximately 614 equivalent basic subscribers over the last 21 months. The loss of subscribers is due primarily to increased efforts to collect past due accounts resulting from operating practices implemented by an employee, which significantly differed from Northland policy. The former manager of the Forest City System Operating Group allowed subscriber receivables to exceed 90 days, substantially higher than the Partnership's 45-day policy. Since the hiring of a new manager in 1997, subscriber receivables have decreased significantly, and, consequently, "bad debt" customers are no longer subscribers.

The Forest City System Operating Group includes three headends, located in Forest City, Harris and Gilkey, North Carolina. The Forest City system was acquired in 1986, and the Gilkey, Harris and Ellenboro systems were acquired in December 1995. Since the acquisition, the Ellenboro headend has been consolidated with the Forest City headend. The Forest City System Operating Group includes 683 miles of plant, 86% of which is aerial. Approximately 52% of the plant is capable of passing 400 MHz, while approximately 48% of the plant is capable of passing 330 MHz. The channel capacity is 54 channels from the 400 MHz plant and 41 channels from the 330 MHz plant. The Forest City headend, which accounts for approximately 92% of the subscribers in this System Operating Group, ranges between zero and ten channels of excess capacity, depending on the status of the plant upgrade. The other two headends have seven and eight channels of excess capacity. Over the next three to five years, the Partnership is planning the following significant capital projects for the Forest City System Operating Group: a tap audit, an upgrade of all of the remaining Forest City plant to at least 400 MHz, planning for a future rebuild of plant to 750 MHz and the interconnection of each of the Gilkey and Harris systems with fiber. The financial forecasts prepared by Daniels take into account such capital projects, among others.

The Forest City system offers three levels of non-premium service: Economy Basic service, consisting of 14 primarily broadcast and local origination channels, for $15.00; Standard Basic service, consisting of the 14 Economy Basic channels plus an additional 16 satellite channels, for $24.25; and Specialty Tier service, consisting of the 30 Standard Basic channels plus an additional 10 satellite channels, for $32.20. The Harris and Gilkey systems offer 31 and 30 channels of Standard Basic service, respectively, for $24.95. All three systems offer HBO, The Disney Channel and Showtime, while the Forest City system also offers Cinemax and Encore. The last rate increase was effective August 1, 1997, and the date of the next planned rate increase is August 1, 1998.

CORSICANA, TEXAS

Corsicana is the second largest System Operating Group, passing 10,250 estimated homes in the communities of Corsicana, Kerens and Rice, Texas and serving 6,145 equivalent basic subscribers as of September 30, 1997. The areas served by the Corsicana System Operating Group are located in North Central Texas on I-45, approximately 50 miles South and Southeast of Dallas, Texas. The overall penetration rate in this System Operating Group is 60.0%. The Corsicana System Operating Group is covered by three franchises which expire between February 19, 2004 and June 1, 2010. The Corsicana System Operating Group accounts for approximately 27% of the Partnership's equivalent basic subscribers, and has lost approximately 105 equivalent basic subscribers over the last 21 months. The loss of subscribers is due primarily to the increase in the Standard Basic rate in 1996 which, at the time, was significantly below comparable rates offered by neighboring cable television operators.

The Corsicana System Operating Group includes three headends, located in Corsicana, Kerens and Rice, Texas. The Corsicana System Operating Group includes 168 miles of plant, of which approximately 92% is aerial. Approximately 90% of the plant is capable of passing 450 MHz, and approximately 10% can pass 400 MHz. The channel capacity is 54 channels from the 400 MHz plant and 60 from the 450 MHz plant. The Corsicana system, which accounts for approximately 94% of the subscribers in this System Operating Group, has four channels of excess capacity. The other two systems have 28 and 35 channels of excess capacity. Over the next three to five years, the Partnership is planning a tap audit and headend equipment replacement for the Corsicana System Operating Group. The financial forecasts prepared by Daniels take into account such capital projects, among others.

The Corsicana system offers three levels of non-premium service: Economy Basic service, consisting of 18 primarily broadcast and local origination channels, for $15.00; Standard Basic service, consisting of the 18 Economy Basic channels plus an additional 26 satellite channels, for $25.25; and Specialty Tier service, consisting of the 44 Standard Basic channels plus an additional seven satellite channels, for $33.20. The Kerens and Rice systems each offer 23 channels of Standard Basic service for $25.25. The Corsicana system offers HBO, Cinemax, The Disney Channel, Showtime and Encore; the Kerens system offers HBO, The Disney Channel and The Movie Channel; and the Rice system offers HBO and Showtime. The last rate increase was effective August 1, 1997, and the date of the next planned rate increase is August 1, 1998.

CEDAR CREEK, TEXAS

The Cedar Creek System Operating Group was acquired by the Partnership in 1985 as its first acquisition. The Cedar Creek System Operating Group serves eight communities around Cedar Creek Reservoir, a man-made lake created in 1967 to provide water to Fort Worth, Texas. Cedar Creek Reservoir is approximately 40 miles southeast of Dallas, Texas. As of September 30, 1997, the Cedar Creek System Operating Group passed 8,445 estimated homes and served 4,100 equivalent basic subscribers, for a penetration rate of 48.5%. This penetration rate is the lowest of the four System Operating Groups. The Cedar Creek System Operating Group includes two systems and 11 franchised areas. The 11 franchises covering this System Operating Group expire between November 13, 2000 and March 5, 2010. The Cedar Creek System Operating Group accounts for approximately 18% of the Partnership's equivalent basic subscribers and has added approximately 286 equivalent basic subscribers over the last 21 months, for a compound annual growth rate of 4.2%.

The Cedar Creek System Operating Group is comprised of two headends, located in Gun Barrel City and Malakoff, Texas. The Gun Barrel City headend serves approximately 76% of the Cedar Creek subscriber base and has no excess channel capacity. The Malakoff headend has approximately three channels of excess capacity. There are a total of 207 miles of 300 MHz plant in the Cedar Creek System Operating Group, 96% of which is aerial. Over the next three to five years, the Partnership is planning the following significant capital projects for the Cedar Creek System Operating Group: a tap audit, the addition of a standby power generator, an upgrade to 450 MHz and the design and buildout of the Key Ranch Estates area. The financial forecasts prepared by Daniels take into account such capital projects, among others.

The Gun Barrel City system offers three levels of non-premium service: Economy Basic service, consisting of 11 primarily broadcast and local origination channels, for $14.50; Standard Basic service, consisting of the 11 Economy Basic channels plus an additional 17 satellite channels, for $24.95; and Specialty Tier service, consisting of the 28 Standard Basic channels plus an additional six satellite channels, for $32.45. The Malakoff system offers 31 channels of Standard Basic service for $25.50. Both systems offer HBO, The Disney Channel and The Movie Channel. The last rate increase was effective August 1, 1997, and the date of the next planned rate increase is August 1, 1998.

LAMESA, TEXAS

Lamesa is the smallest System Operating Group, consisting of a single headend located in Lamesa, the county seat of Dawson County, Texas. Dawson County is located approximately 60 miles south of Lubbock, Texas and approximately 55 miles north of Midland, Texas, approximately 275 miles west of the Dallas / Fort Worth area. The Lamesa system passes 4,085 estimated homes and serves 3,306 equivalent basic subscribers as of September 30, 1997, for a penetration rate of 80.9%. This penetration rate is the highest of the four System Operating Groups. There is one franchise agreement covering the Lamesa system, expiring on December 19, 2000. The Lamesa System Operating Group accounts for approximately 15% of the Partnership's equivalent basic subscribers and has lost approximately 99 equivalent basic subscribers over the last 21 months. The loss of equivalent basic subscribers is due primarily to an MMDS operator which began service in 1996. The Lamesa System Operating Group lost approximately 300 subscribers in 1996 during the initial start-up phase of the MMDS operator as the area was heavily marketed. Through September 30, 1997, the Lamesa System Operating Group has gained back approximately 200 equivalent basic subscribers previously lost to the MMDS operator.

The Lamesa system consists of 64 miles of plant, of which approximately 98% is aerial. The Lamesa plant is capable of passing 400 MHz for a channel capacity of approximately 54 channels. The Lamesa system has 12 channels of excess capacity. Over the next three to five years, the Partnership is planning a tap audit and headend equipment replacement for the Lamesa System Operating Group. The financial forecasts prepared by Daniels take into account such capital projects, among others.

The Lamesa system offers three levels of non-premium service: Economy Basic service, consisting of 14 primarily broadcast and local origination channels, for $15.50; Standard Basic service, consisting of the 14 Economy Basic channels plus an additional 17 satellite channels, for $24.95; and Specialty Tier service, consisting of the 31 Standard Basic channels plus an additional eight satellite channels, for $33.90. The Lamesa system offers HBO, Cinemax and The Disney Channel. The last rate increase was effective August 1, 1997, and the date of the next planned rate increase is August 1, 1998.

CORSICANA MEDIA

In August 1994, the Partnership formed Corsicana Media, Inc., a Washington corporation and a wholly-owned subsidiary, for the purpose of acquiring and operating an AM radio station serving the community of Corsicana, Texas and surrounding areas. On January

16, 1995, Corsicana Media acquired the radio station operating assets of KAN-D Land, Inc. for a total price of $500,000. This purchase price was determined by the seller of the Corsicana, Texas System Operating Group, and the purchase of the Corsicana, Texas System Operating group was conditioned upon the purchase of Corsicana Media. KAN-D Land's operating assets consist of a low-power (i.e., 1,000 watt), unrated (i.e., broadcasts in a non-existent radio market) AM radio station. Since August 1994, the Partnership has invested approximately $45,000 on capital projects related to Corsicana Media, including the replacement of the station's tower, ground plane and radio transmitter. Over the next three to five years, the Partnership is planning to replace two vehicles and various station equipment. The financial forecasts prepared by Daniels take into account such capital projects, among others.

For the year ending December 31, 1997, Corsicana Media revenues and cash flow are estimated to be approximately $263,031 and ($12,708), respectively. These statistics are materially different from the Company's budget for the year ending December 31, 1997, primarily due to the fact that two of Corsicana Media's three advertising sales personnel resigned in the middle of 1997. The search for qualified replacement sales personnel has been difficult, and, as a result, actual results have not met budgeted goals. The financial forecasts prepared by Daniels assume that these positions will be filled by January 1, 1998 based on guidance provided by management of the Partnership. Daniels estimates that Corsicana Media will achieve the revenue and operating cash flow levels originally budgeted for 1997 in 1999. For the purpose of implying meaningful valuation multiples based on the fair market value derived from the DCF, Daniels has assumed normalized operating cash flow and revenue statistics for the estimated year ending December 31, 1997 (the "Normalized Operating Cash Flow" and "Normalized Revenue"), which are equivalent to the projected statistics for the year ending December 31, 1999 per Daniels' 10-year financial forecast for Corsicana Media. Consequently, Normalized Operating Cash Flow for the year ending December 31, 1997 is $72,597, based on Normalized Revenue of $362,983.

VALUATION METHODOLOGY

In order to appraise the fair market value of the assets of the Partnership, Daniels applied two valuation methodologies to each of the four System Operating Groups and Corsicana Media: (i) discounted cash flow valuation and (ii) comparable private market transaction multiples analysis. The respective aggregate fair market values of the Partnership's operating assets derived from each valuation methodology were then compared, and a final value was derived.

Discounted Cash Flow

The discounted cash flow valuation methodology ("DCF") measures the present value of an entity's forecasted free cash flow from operations, defined as pre-tax earnings before interest, taxes, depreciation and amortization ("EBITDA"), less capital expenditures ("Free Cash Flow"). The forecasted Free Cash Flow was determined through a 10-year financial forecast prepared by Daniels for each of the four System Operating Groups and Corsicana Media, which provides for detailed forecasts of revenue and operating expense components. In addition to Free Cash Flow, and based upon the 10-year financial forecasts discussed above, a terminal enterprise value was estimated for each of the four System Operating Groups and Corsicana Media assuming a sale at the end of year 10 (the "Terminal Enterprise Value"). This Terminal Enterprise Value was based on a multiple of terminal EBITDA which Daniels determined to be reasonable in light of comparable private market transaction multiples of EBITDA.

The revenue forecasts for each of the four System Operating Groups were based upon Daniels' forecasts of homes passed, subscriber penetration levels and rates and non-subscriber based revenue sources. Expense forecasts were based primarily on assumed rates of inflation over the forecast period and were adjusted for particular growth characteristics of each of the System Operating Groups. Capital expenditure forecasts were based upon costs associated with the construction of new miles of plant, plant maintenance and rebuild/upgrade requirements. Daniels believes the opportunities for the Systems to provide ancillary telecommunications and data services are limited in these markets, and the technology and costs are also uncertain; therefore, Daniels did not include telephony or data services revenue, expenses or capital costs in its forecasts.

The revenue forecasts for Corsicana Media were based primarily upon Daniels' forecast of national, regional and local advertising sales. Expense forecasts for Corsicana Media were based primarily upon an assumed rate of inflation over the forecast period, adjusted for the particular growth characteristics of Corsicana Media. Capital expenditure forecasts for Corsicana Media represent primarily maintenance capital requirements.

The Forecasted Free Cash Flow and the Terminal Enterprise Value (together, the "Forecasted Net Cash Flows") resulting from the 10-year financial forecasts prepared by Daniels were discounted back to the present at a discount rate representing the weighted average cost of capital for an array of entities within each of the cable television and AM radio industries that are capable of consummating an acquisition similar in size to the acquisition of the Systems and Corsicana Media. The weighted average cost of capital is a company's required rate of return necessary to satisfy the expectations of both the debt and equity investors of a company. Theoretically, an entity will be willing to pay a price for an investment as high as the value that will allow it to equal or exceed its weighted average cost of capital requirements.

Borrowing costs are different for every entity, depending primarily upon the overall credit quality of the borrower and the quality of the collateral, if any. In the cable television and AM radio industries, many lending institutions often use the prime rate as a benchmark for determining loan interest rates. Some borrowers pay interest rates above the prime rate, while others are able to borrow at more favorable rates below the prime rate. Daniels, therefore, has assumed that the prime rate is a fair estimate of the average cost of debt of an array of entities willing and financially able to consummate an acquisition similar in size to an acquisition of the Systems and Corsicana Media. The cost of equity was determined by sampling the current estimated private market cost of equity for cable television and AM radio investments and blending that with equity return objectives of large publicly traded companies in these industries. Such equity returns are those which would be required by experienced private equity investors and publicly traded companies in cable television and AM radio investments with characteristics similar to those of the Systems and Corsicana Media. The weighted average cost of capital Daniels derived for each of the discounted cash flow analyses was 15.00%. Listed below are the estimates of the costs of debt and equity in the capitalization structure as of the Valuation Date used to determine the discount rate.



    ASSUMED CAPITAL STRUCTURE                              % OF TOTAL CAPITAL            COST OF CAPITAL
    --------------------------------------------------- -------------------------- -----------------------------
    Debt                                                           60.0%                         8.50%
    --------------------------------------------------- -------------------------- -----------------------------
    Equity                                                         40.0                         25.00
    --------------------------------------------------- -------------------------- -----------------------------
    Estimated Weighted Average Cost of Capital                    100.0%                        15.00%
    --------------------------------------------------- -------------------------- -----------------------------

The combined aggregate fair market value of the Systems and Corsicana Media derived from this analysis is $35,461,841. This combined value is comprised of
(i) the aggregate fair market value of the Systems of $34,998,744, which is equal to 8.2x estimated cash flow for the year ending December 31, 1997 and $1,541 per equivalent basic subscriber; and (ii) the aggregate fair market value of Corsicana Media of $463,097, which is equal to 6.4x Normalized Operating Cash Flow and 1.3x Normalized Revenue for the year ending December 31, 1997.

                                DCF-BASED AGGREGATE FAIR        FAIR MARKET VALUE /          FAIR MARKET VALUE /
     PARTNERSHIP ASSET                MARKET VALUE                   CASH FLOW                  EBU, REVENUE
----------------------------- ----------------------------- ---------------------------- ----------------------------
Systems                                $34,998,744                        8.2x                     $1,541
----------------------------- ----------------------------- ---------------------------- ----------------------------
Corsicana Media                            463,097                        6.4                       1.3x
----------------------------- ----------------------------- ---------------------------- ----------------------------
Total Partnership Assets               $35,461,841                        8.2x                       N/A
----------------------------- ----------------------------- ---------------------------- ----------------------------

Comparable Private Market Transaction Multiples

In addition to the DCF valuation methodology, Daniels also utilized the comparable private market transaction multiples methodology, which is another generally accepted valuation methodology used to correlate and validate the findings of the DCF with the realities of the private market. Under this methodology, Daniels has compared selected market multiples reported in sales of cable television systems and AM radio stations of similar size, markets and technical condition as the Systems and Corsicana Media to selected operating statistics of the Systems and Corsicana Media, respectively. In the case of cable television system transactions, the most commonly used market multiples are (i) a multiple of trailing three or six months annualized operating cash flow and (ii) the price per subscriber. The Systems' operating cash flow for the year ending December 31, 1997 will be used as a comparable statistic to the annualized statistics reported in the comparable group of transactions. In the case of AM radio stations, the most commonly used market multiples are (i) a multiple of trailing three or six months annualized operating cash flow and (ii) a multiple of trailing three or six months annualized revenue. Corsicana Media's Normalized Operating Cash Flow and Normalized Revenue for the year ending December 31, 1997 will be used as comparable statistics to the annualized statistics reported in the comparable group of transactions.

COMPARABLE PRIVATE MARKET CABLE TELEVISION SYSTEM TRANSACTIONS

                                                                            AGGREGATE    VALUE/     VALUE/    CLOSE
      SYSTEM              ACQUIROR              SELLER           SUBS.     VALUE ($M)     SUB.        CF       DATE
      ------              --------              ------           -----     ----------     ----        --       ----
Various IN, MI       Triax Midwest        Triax Assoc. I         32,975        $52.0     $1,577       8.0x     6/97
                       Assoc.
Various OH, MI       FrontierVision       Triax Assoc. I         20,830         34.5      1,656       8.1      5/97
Various NC           Charter              Cencom                 15,172         27.5      1,813       9.6      4/97
Various NC           Charter              Cencom                 12,813         20.8      1,619       8.8      4/97
Various SC           Charter              Cencom                 21,337         36.7      1,720       9.3      4/97
Various TX           ETAN Industries      Cencom                  6,860         10.0      1,458       8.0      3/97
Various TX           Northland            Cencom                  3,631          5.3      1,446       8.0      3/97
Various TX, OK       Fanch                Mission Cable          27,000         36.5      1,350       7.5     10/96
Various SC, GA, FL   Galaxy Telecom       Friendship Cable       18,000         21.0      1,167       7.0     10/96
Various OK, TX       Classic Cable        Mission Cable          42,550         57.5      1,351       7.5      9/96
Various GA, TN       Helicon Partners     Clear-Vu Cable         12,300         18.2      1,480       8.1      9/96
                                                                 ------       ------     ------       ----
                                              TOTAL / AVERAGE    25,069       $320.0     $1,499       8.2x
                                                                 ======       ======     ======       ====

The comparable private market transactions analysis yields a cash flow multiple range of 7.0x to 9.6x cash flow, with a weighted average of 8.2x cash flow. Value per subscriber ranges from $1,167 to $1,813, with a weighted average of $1,499 per subscriber.

COMPARABLE PRIVATE MARKET AM RADIO STATION TRANSACTIONS

Detailed valuation and financial data pertaining to private market sales of AM radio stations comparable to Corsicana Media are not publicly available. As a result, Daniels has relied on data obtained during the course of its advisory activities within the broadcast industry, which data are proprietary and confidential. Based on such data, an AM radio station demonstrating comparable size, market and technical characteristics to Corsicana Media would be valued at between 7.0x - 8.0x operating cash flow and 1.0x - 2.0x revenue.

MATERIAL RELATIONSHIPS

Daniels has no ownership position in Northland or the Partnership; however, Daniels has at various times sold cable television systems to Northland while representing other cable television operators and has sold cable television systems on behalf of Northland. Daniels does not believe that these prior relationships in any way affect its ability to fairly and impartially render the opinion of value expressed herein.

VALUATION SUMMARY

Based on the analysis using the valuation methodologies described above, the estimated fair market value of the Systems as of the Valuation Date is $35,000,000, representing 8.2x estimated operating cash flow for the year ending December 31, 1997 and a value per equivalent basic subscriber of $1,541.

The cash flow multiple is equal to the weighted average multiple from the comparable private market transactions analysis and equal to the multiple derived from the DCF. The value per equivalent basic subscriber is slightly above the weighted average value per subscriber derived from the comparable private market transactions analysis and equal to the value per subscriber derived from the DCF.

Based on the analysis using the valuation methodologies described above, the estimated fair market value of Corsicana Media, as of December 31, 1997, is $463,000, representing 6.4x Normalized Operating Cash Flow and 1.3x Normalized Revenue for the year ending December 31, 1997.

The Normalized Operating Cash Flow multiple is below the range of comparable private market transactions and equal to the multiple derived from the DCF. The Normalized Revenue multiple is below the mid-point of the range of comparable private market transactions and equal to the multiple derived from the DCF.

The combination of the fair market values derived for the Systems and Corsicana Media results in an estimated fair market value of the Partnership, as of the Valuation Date, of $35,463,000, or 8.2x estimated operating cash flow for the year ending December 31, 1997.

Our opinion of value expressed in this appraisal is based on financial and operating information provided to Daniels by the Partnership, as well as published demographic information pertaining to the Partnership's service areas. While Daniels believes such sources to be reliable and accurate, it has not independently verified any such information. The valuation is based on information available to Daniels as of the latest practicable date. Daniels undertakes no responsibility for updating this opinion to reflect changes in the value of the assets subsequent to the date of this appraisal, such as market, economic, technological, operational, governmental and other changes.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

               NORTHLAND CABLE PROPERTIES FIVE LIMITED PARTNERSHIP

                       BY:  Northland Communications Corporation,
                            Managing General Partner



Dated: November 16, 1998    BY:  /s/ RICHARD I. CLARK
      ------------------       -------------------------------
                                     Richard I. Clark
                                     (Vice President/Treasurer)



Dated: November 16, 1998    BY:  /s/ GARY S. JONES
      ------------------       -------------------------------
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

               NORTHLAND CABLE PROPERTIES FIVE LIMITED PARTNERSHIP

                       BY:  Northland Communications Corporation,
                            Managing General Partner



Dated:                      BY:
      ------------------       -------------------------------
                                     Richard I. Clark
                                     (Vice President/Treasurer)



Dated:                      BY:
      ------------------       -------------------------------
                                     Gary S. Jones
                                     (Vice President)